Form 10-Q
period 1997-03-31
DTM CORP /TX/
filed 1997-06-05
CIK 1014552

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
  /X/          Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 for the quarterly period ended March 31, 1997

                                      or

  / /         Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        Commission file number 0-20993

                                DTM CORPORATION
            (Exact name of registrant as specified in its charter)



           Texas                                        74-2487065
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification No.)

                        1611 Headway Circle, Building 2
                              Austin, Texas 78754
                   (Address of principal executive offices)
                                  (Zip code)

                                 512-339-2922
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  / /  No  /X/

The number of outstanding shares of common stock was 6,283,082 as of May 2, 1997.

Part 1.  Financial Information
Item 1.  Financial Statements


                                DTM CORPORATION


          Condensed Consolidated Statements of Operations (unaudited)
                   (In thousands, except per share amounts)



                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                -----------------------
                                                   1996          1997
                                                -----------------------
Revenue:
    Products                                       $5,329        $7,357
    Service and support                               461           666
                                                -----------------------
                                                    5,790         8,023

Cost of sales:
    Products                                        3,169         4,054
    Service and support                               300           488
                                                -----------------------
                                                    3,469         4,542
                                                -----------------------
Gross profit                                        2,321         3,481
Operating expenses:
    Selling, general and administrative             2,039         2,958
    Research and development                          951         1,133
                                                -----------------------
                                                    2,990         4,091
                                                -----------------------
Operating loss                                       (669)         (610)
Interest expense, net                                (219)         (299)
                                                -----------------------
Loss before income tax benefit
 allocated from BFGoodrich                           (888)         (909)
Income tax benefit allocated from
 BFGoodrich                                           319           197
                                                -----------------------
Net loss                                           $ (569)       $ (712)
                                                =======================

   Net loss per share                              $(0.16)       $(0.20)
                                                =======================
   Number of shares used                        3,609,211     3,609,211
                                                =======================

See notes to condensed consolidated financial statements

                                DTM CORPORATION


               Condensed Consolidated Balance Sheets (unaudited)
                   (In thousands, except per share amounts)



                                          December 31,   MARCH 31,
                                             1996          1997
                                          ------------------------
ASSETS
Current assets:
  Cash                                    $    329        $    631
  Accounts receivable, net                   7,205           6,528
  Inventory                                  4,835           4,757
  Prepaid expenses and other                   595             501
                                          ------------------------
Total current assets                        12,964          12,417
Furniture and equipment, net                 3,057           2,910
Capitalized software development costs,
 net                                           848             825
Patent and license fees, net                   791             939
Other noncurrent assets                        237             266
                                          ------------------------
Total assets                              $ 17,897        $ 17,357
                                          ========================


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                        $  5,845        $  5,643
  Due to BFGoodrich                            614             992
  Deferred revenues                          1,474           1,324
  Accrued expenses and other liabilities     2,640           2,645
  Short-term borrowings                        769             175
                                          ------------------------
Total current liabilities                   11,342          10,779
Borrowings under line of credit from
 BFGoodrich                                  4,000           4,000
Notes payable                               11,040          11,840
Shareholders' equity (deficit):
  Preferred stock, $.001 par value,
   3,000,000 shares authorized,
   no shares issued and outstanding            --              --
  Common stock, $.0002 par value,
   60,000,000 shares authorized;
   3,243,391 shared issued and
   outstanding                                   1               1
  Additional paid-in capital                28,019          28,019
  Accumulated deficit                      (36,469)        (37,181)
  Cumulative translation adjustment            (36)           (101)
                                          ------------------------
Total shareholders' equity (deficit)        (8,485)         (9,262)
                                          ------------------------
Total liabilities and shareholders'
 equity (deficit)                         $ 17,897        $ 17,357
                                          ========================


See notes to condensed consolidated financial statements

                                DTM CORPORATION

          Condensed Consolidated Statements of Cash Flows (unaudited)
                                (In thousands)


                                                  THREE MONTHS ENDED
                                                        MARCH 31,
                                                  ---------------------
                                                     1996        1997
                                                  ---------------------
OPERATING ACTIVITIES
Net loss                                          $  (569)        $(712)
Adjustments to reconcile net loss to
 net cash (used in) provided by
 operating activities:
  Depreciation and amortization                       449           607
  Changes in assets and liabilities
   (used in) provided
   by operating activities:
     Accounts receivable                           (1,079)          677
     Inventory                                     (1,192)           78
     Due to/from BFGoodrich                           445           378
     Prepaid expenses and other assets               (567)           65
     Accounts payable                               1,417          (202)
     Deferred revenues                                (69)         (150)
     Accrued expenses and other
      liabilities                                    (555)            5
                                                  ---------------------
Net cash (used in) provided by
 operating activities                              (1,720)          746

INVESTING ACTIVITIES
Purchases of furniture and equipment                 (582)         (273)
Capitalized software development costs               (120)          (67)
Patent and license expenditures                      (181)         (245)
                                                  ---------------------
Net cash used in investing activities                (883)         (585)


FINANCING ACTIVITIES
Proceeds from short-term borrowings                   832           371
Repayments of short-term borrowings                  (370)         (965)
Draws on line of credit from BFGoodrich             1,800            --
Proceeds from notes payable                            --           800
                                                  ---------------------
Net cash provided by financing
 activities                                         2,262           206
Effect of foreign exchange rate changes
 on cash                                               20           (65)
                                                  ---------------------
Net (decrease) increase in cash                      (321)          302
Cash at beginning of period                           756           329
                                                  ---------------------
Cash at end of period                             $   435         $ 631
                                                  =====================



See notes to condensed consolidated financial statements

                                DTM CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DTM Corporation ("DTM" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and related footnotes of the Company for the year ended December 31, 1996 as disclosed in the Prospectus dated May 2, 1997 (the "Prospectus").

2. INVENTORY

Inventory consisted of the following (in thousands):

                                     December 31,    March 31,
                                         1996          1997
                                     ------------    ---------
Raw materials and purchased parts      $3,187         $3,624
Finished goods                          1,648          1,133
                                       ------         ------
                                       $4,835         $4,757
                                       ======         ======

3. SHORT-TERM BORROWINGS

During the three-month period ended March 31, 1997, DTM borrowed $371,000 and repaid $965,000 under the terms of financing arrangements with a third party. At March 31, 1997, the Company had a total of $175,000 of short-term borrowings outstanding, comprised of one loan, bearing an annual interest rate of approximately 19 percent. The borrowings are collateralized by certain equipment.

4. LINE OF CREDIT FROM BFGOODRICH

The Company has a line of credit agreement with The B.F.Goodrich Company ("BFGoodrich") under which the Company may borrow up to $4.0 million. As of March 31, 1997, the amount outstanding under the line of credit was $4.0 million. The line bears interest at the prime commercial lending rate of Citibank, N.A. (8.5% percent at March 31, 1997). In connection with an initial public offering in May 1997 (the "IPO"), the Company issued 187,500 shares of common stock to BFGoodrich to convert $1.5 million of the borrowings to equity. The remaining $2.5 million was paid in full with proceeds from the IPO.

                                DTM CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


5. NOTES PAYABLE

At March 31,1997, DTM had lines of credit with three banks under unsecured promissory notes. Total available borrowings from the three banks was $12.2 million and outstanding balances totaled $11.8 million at March 31, 1997. Subsequent to the IPO, the outstanding balances were retired and the BFGoodrich comfort letters, given in connection with such lines of credit, were terminated.

Interest paid in connection with all of the above financing arrangements was approximately $308,000 and $320,000 for the quarters ended March 31, 1996 and 1997, respectively.

6. INCOME TAXES

For periods prior to the IPO, DTM was included in the consolidated federal tax return of BFGoodrich. Accordingly, for such periods, the Company has recorded the tax benefit allocated to it by BFGoodrich, which credited the Company with a tax benefit approximating the benefit that BFGoodrich derived from the use of the Company's tax losses. For periods subsequent to the IPO, the Company is no longer entitled to the benefit of the tax allocation agreement between the Company and BFGoodrich. Refer to the footnotes to the financial statements as of December 31, 1996 and the disclosures in the Prospectus for additional details.

7. SUPPLEMENTAL EARNINGS PER SHARE

The supplemental earnings per share are computed on a stand alone basis, without allocation of income tax benefit from BFGoodrich. Both computations reflect the shares of common stock issuable to employees related to exercisable options (at exercise prices substantially less than the offering price) that are outstanding under the Equity Appreciation Plan as of the pricing of the IPO, less shares presumed to be repurchased using the treasury stock method. The 1997 as adjusted computation reflects elimination of historically incurred interest expense related to debt repaid with proceeds from the IPO, along with the number of shares offered, the net proceeds of which were used to fund debt repayment.

                                                    Three Months Ended
                                                         March 31,
                                                   -----------------------
                                                                  1997
                                                     1997      as adjusted
                                                   ---------   -----------
Pro forma net loss................................  (909,000)     (909,000)
    Plus interest on debt repaid with
      proceeds from offering......................       --        296,000
                                                   ---------     ---------
Pro forma net loss as adjusted....................  (909,000)     (613,000)
                                                   =========     =========

Shares:
    Weighted average number of shares
      outstanding................................. 3,243,391     3,243,391
    Dilutive effect of options to be
      issued......................................   365,820       365,820
    Shares issued in the Offering used
      to repay outstanding debt...................       --      2,241,029
                                                   ---------     ---------
    Total shares used in computing pro
      forma net loss per share.................... 3,609,211     5,850,240
                                                   =========     =========
Pro forma net loss per share (primary
  & fully dilutive)...............................     (0.25)        (0.10)
                                                   =========     =========

8. RECENTLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 replaces the presentation of primary earnings per share ("EPS") under Accounting Principles Board Opinion No. 15 and related Interpretations, with the presentation of basic EPS (which gives effect only to common shares actually outstanding) and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company is required to adopt SFAS No.128 during the fourth quarter of 1997. The Company has not completed its evaluation of the potential impact of this new standard on EPS in future periods. However, based on the equity instruments currently outstanding under existing stock compensation plans, this new standard is not expected to have a material impact on EPS in future periods.

9.  SUBSEQUENT EVENTS

In May 1997, the Company successfully completed the IPO. The net proceeds received by the Company have been used to repay the Company's bank debt and other short-term borrowings. The Company intends to use the remaining net proceeds for general corporate purposes, including the funding of working capital requirements. Refer to the Prospectus for additional information.

The Company adopted a phantom stock appreciation rights plan whereby all phantom stock appreciation rights outstanding upon the IPO were converted into immediately exercisable options to acquire shares of the Company's common stock. Such conversion resulted in a non-recurring, non-cash, compensation expense of approximately $2.9 million in the second quarter of 1997. This charge will result in a substantial reported net loss in the second quarter of 1997. Refer to the Prospectus for additional information.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report and the Prospectus dated May 2, 1997 (the "Prospectus"). This discussion and analysis contains forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the Prospectus, that could cause actual results to differ materially from the Company's expectations. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release results of any revision to these forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues and certain cost of sales data as a percentage of respective product revenues and service and support revenues.


                                              QUARTER ENDED MARCH 31,
                                            --------------------------
                                                1996         1997
                                            --------------------------
Revenue:
  Products..............................        92.0 %        91.7 %
  Service and support...................         8.0           8.3
                                            --------------------------
     Total revenues......................      100.0         100.0
Cost of sales:
  Products..............................        59.5          55.1
  Service and support...................        65.1          73.3
                                            --------------------------
    Total cost of sales.................        59.9          56.6
                                            --------------------------
Gross profit............................        40.1          43.4
Operating expenses:
  Selling, general and administrative...        35.2          36.9
  Research and development..............        16.4          14.1
                                            --------------------------
    Total operating expenses............        51.6          51.0
Other income (expense):
  Interest expense, net.................        (3.8)         (3.7)
                                            --------------------------
Loss before income tax benefit allocated
 from BFGoodrich                               (15.3)        (11.3)
Income tax benefit allocated from
 BFGoodrich.............................         5.5           2.5
                                            --------------------------
Net loss................................        (9.8)         (8.8)
                                            ==========================

Comparison of the Quarters Ended March 31, 1997 and March 31, 1996

The Company's operating results have varied substantially from year to year and quarter to quarter. A sale by the Company of one of its selective laser sintering systems ("Systems") can be material to the operating results for any one quarter. Furthermore, new product introductions, seasonality of customer buying patterns and other factors can cause fluctuations in operating results.

Revenues. Revenues for the first quarter of 1997 were $8.0 million, an increase of 37.9 percent, or $2.2 million, compared to revenues of $5.8 million for the first quarter of 1996. The Company's 1997 first quarter revenues of $8.0 million resulted from sales of 17 SLS Systems (including one rental conversion), a majority of which were sold in the second half of the quarter.

Product sales revenue for the first quarter of 1997 was $7.4 million, an increase of 38.1 percent, or $2.1 million, compared to product sales revenue of $5.3 million for the first quarter of 1996. The increase was primarily attributable to greater sales of SLS(R) Systems and powdered materials. Revenues from powdered materials sales increased as a result of a larger number of installed SLS Systems.

Service and support revenue for the first quarter of 1997 was $666,000 , an increase of 44.5 percent, or $205,000, compared to service and support revenue of $461,000 for the first quarter of 1996. Service and support revenue increased primarily as a result of the recognition of deferred warranty and maintenance revenue associated with the larger number of installed SLS Systems.

Gross Profit. As more fully described in the Prospectus, the Company has historically experienced significant fluctuations in its gross margins. The Company's gross margins improved for the first quarter of 1997, as the average SLS System price has increased. Gross profit for the first quarter of 1997 was $3.5 million, an increase of 50.0 percent, or $1.2 million, compared to gross profit of $2.3 million for the first quarter of 1996. As a percentage of revenue, gross profit for the three months ended March 31, 1997, increased to 43.4% from 40.1% for the same period in 1996.

Gross profit attributable to product sales for the first quarter of 1997 was $3.3 million, an increase of 52.9 percent, or $1.1 million, compared to gross profit attributable to product sales of $2.2 million for the first quarter of 1996. As a percentage of product sales revenue, gross profit attributable to product sales increased to 44.9 percent during the period, compared to 40.5 percent for the same period in 1996. The increase in gross profit attributable to product sales as a percentage of product sales revenue resulted primarily from an increase in the average SLS System sales price due in part to sales of the higher priced Sinterstation(R) 2500 System.

Gross profit attributable to service and support revenues for the first quarter of 1997 was $178,000, an increase of 10.6 percent, or $17,000, compared to gross profit attributable to service and support revenues of $161,000 for the first quarter of 1996. As a percentage of service and support revenue, gross profit attributable to service and support revenues was 26.7 percent and 34.9 percent for the first quarter of 1997 and 1996, respectively. The decrease in margin percentage is due to a decrease in training and consulting revenues, as well as an increase in international maintenance costs.

Selling, General and Administrative Expense. Selling, general and administrative expense includes payroll and fringe benefits, advertising and promotion expenses and other general expenses. Selling, general and administrative expense for the first quarter of 1997 was $3.0 million, an increase of 45.1 percent, or $1.0 million, compared to selling, general and administrative expense of $2.0 million for the first quarter of 1996. A larger workforce in the first quarter of 1997 resulted in compensation and fringe benefits increasing more than $302,000 over 1996 costs. Agent commissions increased by approximately $301,000 over 1996 costs due to increased activity internationally. Selling, general and administrative expense in the first quarter of 1997 was impacted by an increase in travel, office and development costs of approximately $285,000. As a percentage of revenue, selling, general and administrative expense increased to
36.9 percent in the first quarter of 1997 from 35.2 percent in the first quarter of 1996.

Research and Development Expense. Research and development expense for the first quarter of 1997 was $1.1 million, an increase of 19.1 percent, or $182,000, compared to research and development expense of $951,000 for the first quarter of 1996. As a percentage of revenue, research and development expense decreased to 14.1 percent for the first quarter of 1997 from 16.4 percent for the first quarter of 1996, primarily due to the increase in revenues. The increase in research and development expense for the first quarter of 1997 as compared to research and development expense for the first quarter of 1996 was due to the continuing improvement of the selective laser sintering process and the ongoing development of new powdered materials to be used in the selective laser sintering process.

Interest Expense. Net interest expense for the first quarter of 1997 was $299,000, an increase of $80,000 compared to interest expense of $219,000 for the first quarter of 1996. This reflects an increase in the average daily balance of the Company's outstanding indebtedness and an increase in the average interest rates on such debt.

Income Taxes. As a result of its tax sharing arrangement with BFGoodrich, the Company was allocated an income tax benefit of $197,000 in the first quarter of 1997 compared to $319,000 in the first quarter of 1996. Due to a change in BFGoodrich ownership percentage resulting from the IPO, for periods following the IPO, the Company will no longer have the benefit from the tax allocation agreement between the Company and BFGoodrich. Refer to the footnotes to the financial statements as of December 31, 1996 and the disclosures in the Prospectus for additional details regarding income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, cash used by the Company for operations and investing activities has exceeded cash generated by the Company. The Company generally has financed its cash needs through transactions with BFGoodrich and borrowings from commercial banks and other short-term sources.

Net cash (used in) provided by operating activities was approximately ($1.7) million and $746,000 in the first quarter of 1996 and 1997, respectively. Net cash provided by operating activities of $746,000 for the first quarter of 1997 resulted from the net loss for the quarter of $712,000 adjusted for depreciation and amortization of $607,000. In addition, decreases in accounts receivable of $677,000 and increases in amounts due to/from BFGoodrich of $378,000 were offset by a decrease to accounts payable of $202,000 and an increase in deferred revenue of $150,000. For the quarters ended March 31, 1996 and 1997, BFGoodrich allocated to the Company approximately $319,000 and $197,000, respectively, for tax benefits resulting from inclusion of the Company in the consolidated income tax return of BFGoodrich. Such amounts are included in "Due to/from BFGoodrich" in changes in assets and liabilities used in operating activities in the Condensed Statements of Cash Flows. See Note 6 to the Condensed Consolidated Financial Statements for additional information.

The Company's investing activities included expenditures for patents and licenses, capitalized software costs and furniture and equipment. Net cash used by investing activities was approximately $883,000 and $585,000 in the first quarter of 1996 and 1997, respectively.

The existence of the tax benefit allocation from BFGoodrich reduced the Company's losses for all periods from 1994 through March 31, 1997. The Company expects that the loss of the tax benefit allocation will materially adversely affect its financial results and cash flows in any period in which the Company generates a loss. The benefits of utilizing future tax loss carryforwards would be realized, however, should sufficient profits be generated prior to the expiration of any tax loss carryforwards.

Total indebtedness of the Company was approximately $16.0 million as of March 31, 1997, consisting primarily of notes payable to commercial banks under existing lines of credit, short-term borrowings from other financing sources and a line of credit extended to the Company by BFGoodrich under which the Company had $4.0 million in outstanding borrowings. The Company retired approximately $15.8 million of the debt with proceeds from the IPO. In the past, BFGoodrich assisted the Company in obtaining loans from commercial banks by providing comfort letters to lenders. The Company has been advised by BFGoodrich that with the completion of the IPO it does not intend to continue to finance, or arrange for the financing of, the operations of the Company.

The Company obtained a loan commitment letter from Texas Commerce Bank for a revolving line of credit ("line of credit") which is subject to negotiation and execution of mutually acceptable definitive documentation. Assuming a line of credit is established with the terms set forth in the commitment letter, the Company's ability to borrow thereunder will be subject to a borrowing base calculation and the Company meeting certain financial thresholds, including attaining certain levels of "established profitability," as defined therein. Until achieving one such level, the Company would be permitted to borrow up to $3.0 million; thereafter, available advances against eligible receivables would be increased up to a maximum of $6.0 million. Loans under the line of credit would mature within one year, would be collateralized by the Company's accounts receivable and inventory and would bear interest at the bank's prime interest rate plus three quarters of one percent. The commitment provides that the Company would be bound by customary covenants, including restrictions on additional liens or borrowings, as well as the payment of dividends, and affirmative reporting requirements. In addition, the terms of the commitment letter specify that the bank would have the option to terminate the obligation to make further advances under the line of credit on 30 days notice if employment of the chief executive officer of the Company terminates and a qualified successor is not appointed by the Company and approved by Texas Commerce Bank within a specified period of time.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

Seasonality. The Company's revenues are affected by capital budgeting and spending patterns in world wide market and shortened selling periods in certain international markets. Due to these seasonal factors, the Company typically experiences slowdowns in sales of SLS Systems during the first quarter as a result of capital spending patterns in the North American market and during the third quarter as a result of shortened selling periods in certain international markets.

Foreign Operations. The Company competes on an international basis through its wholly owned subsidiary located in Germany and through export sales derived from its United States sales operations (principally to the Pacific Rim). Sales to customers outside of the United States constitute a significant portion of DTM's revenues. International sales are generally priced in U.S. dollars. However, European sales prices are sometimes negotiated in either Deutschmarks or the local currency. The Company does not engage in hedging to mitigate the effects of foreign currency exchange rate risk and has not experienced any significant impact therefrom.

Equity Appreciation Plan. The Company adopted a phantom stock appreciation rights plan whereby all phantom stock appreciation rights outstanding upon the IPO were converted into immediately exercisable options to acquire shares of the Company's common stock. Such conversion resulted in a non-recurring, non-cash, compensation expense of approximately $2.9 million in the second quarter of 1997. This charge will result in a substantial reported net loss in the second quarter of 1997. Refer to the Prospectus for additional information.

Intellectual Property and Proprietary Rights. In pursuing protection for its proprietary rights in its SLS Systems, materials and related technology, the Company currently relies on a combination of patent, copyright, trademark and trade secret rights, as well as contractual provisions. The Company typically seeks patent protection for its selective laser sintering technology, including, where deemed appropriate, the selective laser sintering process, the SLS Systems and the materials used in the SLS Systems. However, patent protection may not always be available. There can be no assurance that patents will be issued under any or all of the patent applications to which the Company has rights. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Refer to the Prospectus for additional details regarding intellectual property and litigation.

Quarterly Fluctuations in Operating Results. The Company's revenues and operating results have varied substantially from quarter to quarter and may continue to do so. The Company's revenues are earned unevenly throughout the quarter and are typically skewed to the later end of the quarter. DTM typically experiences a relatively long lead time to complete an SLS System sale and has historically experienced little or no backlog. Furthermore, new product introductions, seasonality of customer buying patterns and other factors can cause fluctuations in quarterly results. The failure of the Company to complete a particular SLS System sale in any given quarter can have a material adverse effect on the Company's business and financial performance for that quarter.

Dependence on Third-Party Suppliers. The Company subcontracts for manufacture of SLS System components, powdered sintering materials and accessories from single-source, third-party suppliers. A disruption in supply or failure of a supplier to remain competitive in functionality or price could have a material adverse effect on the Company's sales or reputation for timely delivery, and, hence, on the Company's business and financial performance.

New Products; Engineering Testing Delays. The Company's ability to achieve and maintain a significant market share may depend heavily on its ability to improve its existing products, as well as to introduce new and innovative products that facilitate increased use and more specialized applications of existing products. DTM cannot predict with any certainty the degree to which its ongoing research and development efforts in the areas of SLS System and materials enhancements will be successful or, if so, when. In addition, the Company can provide no assurance of its future success in selecting, developing, manufacturing and marketing new products. When the Company or its competitors announce new products with capabilities or technologies that have the potential to replace the Company's existing product offerings, customers may defer or forego purchases of existing Company products. This could materially adversely affect the Company's business and financial performance. While the Company performs extensive testing prior to releasing new product designs or product enhancements, products may contain unforeseen errors or performance problems. The correction of errors and problems in new products could cause delays in product introductions or shipments, require design modifications to previously shipped products or cause adverse publicity, any of which could adversely affect the Company's business and financial performance.

Competition. The market for rapid prototyping systems is highly competitive. In marketing its SLS Systems, the Company experiences competition from many sources. Certain of the Company's competitors may be better known and may have greater financial, research and development, production and marketing resources than DTM. Competition could increase as a result of the introduction of new products or product enhancements by these competitors or the entry into the industry by other companies. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company's business and financial results.

SAFE HARBOR STATEMENT

Investors are cautioned that forward-looking statements contained in this 10-Q involve risks and uncertainties including without limitation the matters described in "Other factors affecting future operations" and the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and working capital; and (iii) the Company's business is highly competitive and the entrance of new competitors or the expansion of the operations by existing competitors in the Company's markets could adversely affect the Company's plans and results of operations.

Part 2.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's shareholders effected a series of recapitalizations completed in April 1997 that resulted in an effective 1.022-for-1 stock split. The last two steps of such recapitalizations occurred in February and March of 1997, as described below:

       On February 18, 1997, a special telephonic meeting of the shareholders of the Company was held. At that meeting, the shareholders adopted an amendment to the Company's articles of incorporation that reflected a recapitalization of the Company's common stock, pursuant to which each outstanding share of common stock, $.0003 par value per share, of the Company would be converted into .625 shares of common stock, $.0002 par value per share, of the Company in preparation for a possible initial public offering of common stock. 6,930,004 shares of common stock were voted for the amendment and no shares of common stock were voted against the amendment. All shares of common stock were voted in connection with such amendment. This amendment was not filed with the Texas Secretary of State, and was superseded by the amendment that was approved in an action in writing effective March 31, 1997.

       As of March 31, 1997, by written consent the Company's shareholders adopted an amendment to the Company's articles of incorporation that reflected a recapitalization of the Company's common stock, pursuant to which each outstanding share of common stock, $.0003 par value per share, of the Company was converted into .468022 shares of common stock, $.0002 par value per share, of the Company in preparation for a possible initial public offering of common stock. 6,930,004 shares of common stock were voted for the amendment and no shares of common stock were voted against the amendment. All shares of common stock were voted in connection with such amendment.

       In addition, the shareholders took the following action at their annual meeting:

       The annual meeting of the Company's shareholders was held on March 18, 1997. At that time, all of the directors of the Company were reelected and the selection of Ernst & Young LLP as the independent auditors for 1997 was approved. The directors reelected included Alexander MacLachlan, Marshall O. Larsen, John S. Murchison III, Thomas G. Ricks, Steven G. Rolls and D. Lee Tobler. 6,388,875 shares of common stock were voted for each of the persons named and no shares of common stock were voted against any of the persons named. 541,127 shares were not represented and were not voted at this meeting.

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1997.

Exhibit 11 - Statement of Re-computation of per share earnings is filed as part of this report.

Exhibit 27 - Financial Data Schedule

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 5, 1997


                                   DTM CORPORATION
                                   (Registrant)



                                   /S/ John S. Murchison, III
                                   ---------------------------
                                       John S. Murchison, III
                                   President and Chief Executive Officer



                                   /S/ Uday Bellary
                                   -----------------
                                       Uday Bellary
                                   Vice President, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)