Form 10-Q
period 1997-06-30
DTM CORP /TX/
filed 1997-08-14
CIK 1014552

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C.  20549
                            -----------------------


                                   FORM 10-Q
                                   ---------


(Mark One)
----------

         /X/  Quarterly Report Pursuant to Section 13 or 15(d) of the
         ------------------------------------------------------------
                        Securities Exchange Act of 1934
                        -------------------------------

                 for the quarterly period ended June 30, 1997
                 --------------------------------------------

                                      or
                                      --

           Transition Report Pursuant to Section 13 or 15(d) of the
           --------------------------------------------------------
                        Securities Exchange Act of 1934
                        -------------------------------


                         Commission file number 0-20993
                         ------------------------------


                                DTM CORPORATION
                                ---------------

            (Exact name of registrant as specified in its charter)
            ------------------------------------------------------

           Texas                                                 74-2487065
           -----                                                 ----------
   (State or other jurisdiction                               (I.R.S. Employer
   ----------------------------                               ----------------
of incorporation or organization)                            Identification No.)
---------------------------------                            -------------------

                        1611 Headway Circle, Building 2
                        -------------------------------
                              Austin, Texas 78754
                              -------------------
                   (Address of principal executive offices)
                   ----------------------------------------
                                  (Zip code)
                                  ----------

                                 512-339-2922
                                 ------------
             (Registrant's telephone number, including area code)
             ----------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required
--------------------------------------------------------------------------------
to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during
--------------------------------------------------------------------------------
the preceding 12 months (or for such shorter period that the registrant was
---------------------------------------------------------------------------
required to file such reports), and (2) has been subject to such filing
-----------------------------------------------------------------------
requirements for the past 90 days.
----------------------------------

                                                                Yes/ X /No  /  /
                                                                ----------------

The number of outstanding shares of common stock was 6,283,082 as of June 30,
-----------------------------------------------------------------------------
1997.
-----

Part 1.  Financial Information
------------------------------

Item 1.  Financial Statements
-----------------------------

                                DTM CORPORATION
                                ---------------

          Condensed Consolidated Statements of Operations (unaudited)
          -----------------------------------------------------------
                   (In thousands, except per share amounts)
                   ----------------------------------------

                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                     JUNE 30,                  JUNE 30,
                              -----------------------   -----------------------
                                  1996         1997        1996         1997
                              ----------   ----------   ----------   ----------

Revenue:
  Products                    $    5,049   $    6,076   $   10,378   $   13,433
  Service and Support                507          723          968        1,389
                              ----------   ----------   ----------   ----------
                                   5,556        6,799       11,346       14,822
Cost of sales:
  Products                         3,022        3,507        6,191        7,560
  Service and Support                320          544          620        1,032
                              ----------   ----------   ----------   ----------
                                   3,342        4,051        6,811        8,592
                              ----------   ----------   ----------   ----------

Gross Profit                       2,214        2,748        4,535        6,230
Operating Expenses:
  Selling, general and
   administrative                  2,272        3,066        4,312        6,023
  Research and development           947        1,260        1,897        2,393
  Stock compensation (EAP)             -        2,927            -        2,927
                              ----------   ----------   ----------   ----------
                                   3,219        7,253        6,209       11,343
                              ----------   ----------   ----------   ----------
Operating loss                    (1,005)      (4,505)      (1,674)      (5,113)

  Other income                         5           52           12           56
  Interest expense                  (253)        (113)        (479)        (417)
                              ----------   ----------   ----------   ----------
  Loss before income tax
   benefit allocated from
   BFGoodrich                     (1,253)      (4,566)      (2,141)      (5,474)
Income tax benefit allocated
 from BFGoodrich                     354          310          673          507
                              ----------   ----------   ----------   ----------
Net Loss                      $     (899)  $   (4,256)  $   (1,468)  $   (4,967)
                              ==========   ==========   ==========   ==========
  Net loss per share          $     (.25)  $     (.76)  $     (.41)  $    (1.08)
                              ==========   ==========   ==========   ==========
  Number of shares used        3,609,211    5,606,806    3,609,211    4,613,602
                              ==========   ==========   ==========   ===========

            See notes to condensed consolidated financial statements

                                DTM CORPORATION

               Condensed Consolidated Balance Sheets (unaudited)
                    (In thousands, except per share amounts)

                                            DECEMBER 31,       JUNE 30,
                                                1996             1997
                                            ------------       ---------
ASSETS
Current Assets:
  Cash and cash equivalents                   $    329         $  4,957
  Accounts receivable, net                       7,205            6,237
  Inventory                                      4,835            6,811
  Prepaid expenses and other                       595              267
                                              --------         --------
    Total current assets                        12,964           18,272
  Furniture and equipment, net                   3,057            2,452
  Capitalized development costs, net               848              801
  Patent and license fees, net                     791              930
  Other noncurrent assets                          237              184
                                              --------         --------
    Total assets                              $ 17,897         $ 22,639
                                              ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                            $  5,845         $  6,037
  Due to BFGoodrich                                614            1,137
  Deferred revenues                              1,474            1,263
  Accrued expenses and other liabilities         2,640            2,477
  Short-term borrowings                            769              175
                                              --------         --------
    Total current liabilities                   11,342           11,089
  Borrowings under line of credit from
   BFGoodrich                                    4,000                -
  Notes payable                                 11,040                -
Shareholders' equity (deficit):
  Preferred stock, $.001 par value,
   3,000,000 shares authorized, no shares
   issued and outstanding                            -                -
  Common stock, $.0002 par value,
   60,000,000 shares authorized; 6,283,082
   shares issued and outstanding
   (3,243,391 at December 31, 1996)                  1                1
Additional paid-in capital                      28,019           50,225
Stock options outstanding                            -            2,927
Accumulated deficit                            (36,469)         (41,436)
Cumulative translation adjustment                  (36)            (167)
                                              --------         --------
Total shareholders' equity (deficit)            (8,485)          11,550
                                              --------         --------
Total liabilities and shareholders'
 equity                                       $ 17,897         $ 22,639
                                              ========         ========

           See notes to condensed consolidated financial statements

                                DTM CORPORATION
          Condensed Consolidated Statements of Cash Flows (unaudited)
                                (In thousands)

                                            SIX MONTHS ENDED JUNE 30
                                            ------------------------
                                               1996          1997
                                            ---------     ----------
OPERATING ACTIVITIES
 Net loss                                    $(1,468)    $ (4,967)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
  Depreciation and amortization                  996        1,225
  Stock compensation (EAP) expense                 -        2,927
  Changes in assets and liabilities:
      Accounts receivable                     (1,437)         968
      Inventory                               (1,361)      (1,976)
      Due to/from BFGoodrich                   1,099          523
      Prepaid expenses and other assets         (839)         381
      Accounts payable                         1,462          192
      Deferred revenues                          (15)        (211)
      Other, net                                (571)        (175)
                                             -------     --------
 Net cash used in operating activities        (2,134)      (1,113)

INVESTING ACTIVITIES
 Purchases of furniture and equipment         (1,172)        (225)
 Capitalized software development costs         (224)        (134)
 Patent and license expenditures                (255)        (341)
                                             -------     --------
 Net cash used in financing activities        (1,651)        (700)

FINANCING ACTIVITIES
Proceeds from issuance of stock                    -       20,706
Proceeds from short-term borrowings            2,364          371
Repayments of short-term borrowings           (1,791)        (965)
Draws (repayments) on line of credit
 from BFGoodrich                               2,800       (2,500)
Repayments of notes payable                        -      (11,040)
                                             -------     --------
Net cash provided by financing
 activities                                    3,373        6,572
Effect of foreign exchange rate changes
 on cash                                           6         (131)
                                             -------     --------
Increase (decrease) in cash and cash
 equivalents                                    (406)       4,628
Cash and cash equivalents at beginning
 of period                                       756          329
                                             -------     --------
Cash and cash equivalents at end of
 period                                      $   350     $  4,957
                                             =======     ========

           See notes to condensed consolidated financial statements

                                DTM CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of DTM Corporation ("DTM" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and related footnotes of the Company for the year ended December 31, 1996 as disclosed in the Prospectus dated May 2, 1997 (the "Prospectus").

2.   INVENTORY

     Inventory consisted of the following (in thousands):

                                               DECEMBER 31, 1996  JUNE 30, 1997
                                               -----------------  -------------
     Raw  materials and purchased parts              $3,187         $4,596
     Finished goods                                   1,648          2,215
                                                     ------         ------
                                                     $4,835         $6,811
                                                     ======         ======

3.   SHORT-TERM BORROWINGS

     During the six-month period ended June 30, 1997, DTM borrowed $371,000 and repaid $965,000 under the terms of financing arrangements with a third party. At June 30, 1997, the Company had a total of $175,000 of short-term borrowings outstanding, comprised of one loan, bearing an annual interest rate of approximately 15 percent. The borrowings are collateralized by certain equipment.

4.   LINE OF CREDIT FROM BFGOODRICH

     The Company had a line of credit agreement with The BFGoodrich Company ("BFGoodrich") under which the Company could borrow up to $4.0 million. As of March 31, 1997, the amount outstanding under the line of credit was $4.0 million. In connection with an initial public offering in May 1997 (the "IPO"), the Company issued 187,500 shares of common stock to BFGoodrich to convert $1.5 million of the

                                DTM CORPORATION
                                ---------------

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)
                                  -----------

borrowings to equity. The remaining $2.5 million was paid in full with proceeds from the IPO.

5.   NOTES PAYABLE

     At March 31, 1997, DTM had lines of credit with three banks under unsecured promissory notes. Total available borrowings from the three banks were $12.2 million and outstanding balances totaled $11.8 million at March 31, 1997. Subsequent to the IPO, the outstanding balances were repaid.

     Interest paid in connection with all of the above financing arrangements was approximately $426,000 and $547,000 for the six months ended June 30, 1996 and 1997, respectively.

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

7.   SUPPLEMENTAL CASH FLOW INFORMATION

                                             SIX MONTHS ENDED JUNE 30
                                             ------------------------
                                               1996             1997
                                             -------           ------
Noncash investing and financing transactions:
Stock issued upon conversion of note by
 majority shareholder                         $    -           $1,500
Stock options outstanding                          -            2,927

                                DTM CORPORATION
                                ---------------

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)
                                  -----------

8.   SUPPLEMENTAL EARNINGS PER SHARE

     The supplemental earnings per share are computed on a stand alone basis, without allocation of income tax benefit from BFGoodrich. Both computations reflect the shares of common stock issuable to employees related to exercisable options that are outstanding under the Company's Equity Appreciation Plan, less shares presumed to be repurchased using the treasury stock method. The 1997 as adjusted computation assumes that the IPO took place at the beginning of each period and reflects elimination of historically incurred interest expenses related to debt repaid with proceeds from the IPO, along with the number of shares offered, the net proceeds of which were used to fund debt repayment.

                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  JUNE 30,                   JUNE 30,
                                          -------------------------  -------------------------
                                                            1997                       1997
                                              1997      AS ADJUSTED      1997     AS ADJUSTED
                                          -------------------------  -----------  ------------
Pro forma net loss                        $   (4,566)   $   (4,566)  $   (5,474)   $   (5,474)
    Plus interest on debt repaid with
       proceeds from offering                      -           110            -           406
                                          ----------    ----------   ----------    ----------
Pro forma net loss as adjusted            $   (4,566)   $   (4,456)  $   (5,474)   $   (5,068)
                                          ==========    ==========   ==========    ==========
Shares:
    Weighted average number of shares
       outstanding                         5,247,583     6,283,082    4,251,023     6,283,082
    Dilutive effect of options issued        365,820       359,223      365,820       362,579
                                          ----------    ----------   ----------    ----------
    Total shares used in computing
       pro forma net loss per share        5,613,403     6,642,305    4,616,843     6,645,661
                                          ==========    ==========   ==========    ==========
Pro forma net loss per share
    (primary and fully diluted)           $     (.81)   $     (.67)  $    (1.19)        $(.76)
                                          ==========    ==========   ==========    ==========

9.    RECENTLY ISSUED ACCOUNTING STANDARD

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 replaces the presentation of primary earnings per share ("EPS") under Accounting Principles Board Opinion No. 15 and related Interpretations, with the presentation of basic EPS (which gives effect only to common shares actually outstanding) and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company is required to adopt SFAS No.128 during the fourth quarter of 1997. The Company has not completed its evaluation of the potential impact of this new standard on EPS in future periods. However, based on the equity instruments currently outstanding under existing stock compensation plans, this new standard is not currently expected to have a material impact on EPS in future periods.

                                DTM CORPORATION
                                ---------------

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)
                                  -----------

10.    OTHER EVENTS

    In May 1997, the Company successfully completed the IPO. The net proceeds received by the Company have been used to repay substantially all of the Company's bank debt and other short-term borrowings. The Company intends to use the remaining net proceeds for general corporate purposes, including the funding of working capital requirements. Refer to the Prospectus for additional information.

    The Company has a phantom stock appreciation rights plan whereby all phantom stock appreciation rights outstanding upon the IPO were converted into immediately exercisable options to acquire shares of the Company's common stock. Such conversion resulted in a non-recurring, non-cash, compensation expense of
approximately $2.9 million in the second quarter of 1997.   Refer to the
Prospectus for additional information.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report and the Prospectus. This discussion and analysis contains forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the Prospectus, that could cause actual results to differ materially from the Company's expectations. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release results of any revision to these forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues and certain cost of sales data as a percentage of respective product revenues and service and support revenues.

                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                              JUNE 30,               JUNE 30,
                                        ---------------------------------------------
                                             1996      1997      1996       1997
                                            ------    ------    ------     ------
Revenue:
   Products                                  90.9%     89.4%     91.5%      90.6%
   Service and Support                        9.1      10.6       8.5        9.4
                                            -----     -----     -----      -----
                                            100.0     100.0     100.0      100.0
Cost of sales:
   Products                                  59.9      57.7      59.7       56.3
   Service and Support                       63.1      75.2      64.0       74.3
                                            -----     -----     -----      -----
                                             60.2      59.6      60.0       58.0
                                            -----     -----     -----      -----
Gross Profit                                 39.8      40.4      40.0       42.0
Operating Expenses:
   Selling, general and administrative       40.9      45.1      38.0       40.6
   Research and development                  17.0      18.5      16.7       16.2
   Stock compensation (EAP)                     -      43.1         -       19.7
                                            -----     -----     -----      -----
                                             57.9     106.7      54.7       76.5
                                            -----     -----     -----      -----
Operating loss                              (18.1)    (66.3)    (14.8)     (34.5)

   Other income                                .1        .8        .1         .4
   Interest expense                          (4.6)     (1.7)     (4.2)      (2.8)
                                            -----     -----     -----      -----
   Loss before income tax benefit
      allocated from BFGoodrich             (22.6)    (67.2)    (18.9)     (36.9)
Income tax benefit allocated from
   BFGoodrich                                 6.4       4.6       5.9        3.4
                                            -----     -----     -----      -----
Net Loss                                    (16.2)%   (62.6)%   (13.0)%    (33.5)%
                                            =====     =====     =====      =====

Comparison of the Quarters Ended June 30, 1997 and June 30, 1996

     The Company's operating results have varied substantially from year to year and quarter to quarter. A sale by the Company of one of its selective laser sintering systems ("Systems") can be material to the operating results for any one quarter. Furthermore, new product introductions, seasonality of customer buying patterns and other factors can cause fluctuations in operating results.

     Revenues. Revenues for the second quarter of 1997 were $6.8 million, an increase of 22.4 percent, compared to revenues of $5.6 million for the second quarter of 1996. The Company's 1997 second quarter revenues of $6.8 million resulted from sales of 15 SLS Systems, a majority of which were sold in the second half of the quarter. From time to time, the Company will allow existing customers to "trade-up" from a SLS 2000 System to a SLS 2500 System.

     Product sales revenue for the second quarter of 1997 was $6.1 million, an increase of 20.3 percent, compared to product sales revenue of $5.0 million for the second quarter of 1996. The increase was primarily attributable to greater sales of SLS(R) Systems and powdered materials. Revenues from powdered materials sales increased as a result of a larger number of installed SLS Systems.

     Service and support revenue for the second quarter of 1997 was $723,000, an increase of 42.6 percent, compared to service and support revenue of $507,000 for the same period in 1996. Service and support revenue increased primarily as a result of the recognition of deferred warranty and maintenance revenue associated with the larger number of installed SLS Systems.

     Gross Profit. As more fully described in the Prospectus, the Company has historically experienced significant fluctuations in its gross profits. Gross profit for the second quarter of 1997 was $2.7 million, an increase of 24.1 percent, compared to gross profit of $2.2 million for the second quarter of 1996. As a percentage of revenue, gross profit for the quarter ended June 30, 1997 increased to 40.4 percent from 39.8 percent for the same period in 1996.

     Gross profit attributable to product sales for the second quarter of 1997 was $2.6 million, an increase of 26.7 percent, compared to gross profit attributable to product sales of $2.0 million for the second quarter of 1996. As a percentage of product sales revenue, gross profit attributable to product sales increased to 42.3 percent during the period, compared to 40.1 percent for the same period in 1996. The increase in gross profit attributable to product sales as a percentage of product sales revenue resulted primarily from a favorable product mix of Sinterstation(R) 2500 and 2000 Systems.

     Gross profit attributable to service and support revenues for the second quarter of 1997 was $179,000, a decrease of 4.3 percent, compared to gross profit attributable to service and support revenues of $187,000 for the second quarter of 1996. As a percentage of service and support revenue, gross profit attributable to service and support revenues was 24.8 percent and 36.9 percent for the second quarter of 1997 and 1996, respectively. The decrease in profit percentage is due to a decrease in training and consulting revenues, as well as an increase in international service and maintenance costs.

     Selling, General and Administrative Expense. Selling, general and administrative expense includes payroll and fringe benefits, advertising and promotion expenses and other general expenses. Selling, general and administrative expense for the second quarter of 1997 was $3.1 million, an increase of 34.9 percent, compared to selling, general and administrative expense of $2.3 million for the second quarter of 1996. A larger work force in the second quarter of 1997 resulted in compensation and fringe benefits increasing more than $261,000 over 1996 costs. Agent commissions increased by approximately $141,000 over 1996 costs due to increased activity internationally. Selling, general and administrative expense in the second quarter of 1997 was impacted by an increase in travel, office and support costs of approximately $383,000. As a percentage of revenue, selling, general and administrative expense increased to 45.1 percent in the second quarter of 1997 from 40.9 percent in the second quarter of 1996.

     Research and Development Expense. Research and development expense for the second quarter of 1997 was $1.3 million, an increase of 33.1 percent, compared to research and development expense of $947,000 for the second quarter of 1996. As a percentage of revenue, research and development expense increased to 18.5 percent for the second quarter of 1997 from 17.0 percent for the second quarter of 1996. The increase in research and development expense for the second quarter of 1997 as compared to the second quarter of 1996 was due to the continuing improvement of the selective laser sintering hardware, software and processes, and the ongoing development of new powdered sintering materials.

     Interest Expense. Interest expense for the second quarter of 1997 was $61,000, a decrease of $187,000 compared to interest expense of $248,000 for the second quarter of 1996. The decrease reflects the repayment of the company's bank debt and other short-term borrowings following the successful completion of the IPO.

     Income Taxes. As a result of its tax sharing arrangement with BFGoodrich, the Company was allocated an income tax benefit of $310,000 in the second quarter of 1997 compared to $354,000 in the second quarter of 1996. Due to a change in BFGoodrich ownership percentage resulting from the IPO, for periods subsequent to the IPO, the Company will no longer have the benefit from the tax allocation agreement with BFGoodrich. Refer to the footnotes to the financial statements as of December 31, 1996 and the disclosures in the Prospectus for additional details regarding income taxes.

Comparison of the Six Months Ended June 30, 1997 and June 30, 1996

     Revenues. Revenues for the first six months of 1997 were $14.8 million, an increase of 30.6 percent, compared to revenues of $11.3 million for the first six months of 1996. The Company's 1997 first six months revenues of $14.8 million resulted from sales of 32 SLS Systems (including one rental conversion). From time to time, the Company will allow existing customers to "trade-up" from a SLS 2000 System to a SLS 2500 System.

     Product sales revenue for the first six months of 1997 was $13.4 million, an increase of 29.4 percent, compared to product sales revenue of $10.4 million for the first six months of 1996. The increase was primarily attributable to greater sales of SLS Systems and powdered materials. Revenues from powdered materials sales increased as a result of a larger number of installed SLS Systems.

     Service and support revenue for the first six months of 1997 was $1.4 million, an increase of 43.5 percent, compared to service and support revenue of $968,000 for the same period in 1996. Service and support revenue increased primarily as a result of the recognition of deferred warranty and maintenance revenue associated with the larger number of installed SLS Systems.

     Gross Profit. The Company has historically experienced significant fluctuations in its gross profits. Gross profit for the first six months of 1997 was $6.2 million, an increase of 37.4 percent, compared to gross profit of $4.5 million for the first six months of 1996. As a percentage of revenue, gross profit for the first six months ended June 30, 1997 increased to 42.0 percent from 40.0 percent for the same period in 1996.

     Gross profit attributable to product sales for the first six months of 1997 was $5.9 million, an increase of 40.3 percent, compared to gross profit attributable to product sales of $4.2 million for the first six months of 1996. As a percentage of product sales revenue, gross profit attributable to product sales increased to 43.7 percent during the period, compared to 40.3 percent for the same period in 1996. The increase in gross profit attributable to product sales as a percentage of product sales revenue resulted primarily from a favorable product mix of Sinterstation 2500 and 2000 Systems.

     Gross profit attributable to service and support revenues for the first six months of 1997 was $357,000, an increase of 2.6 percent, compared to gross profit of $348,000 for the first six months of 1996. As a percentage of service and support revenue, gross profit attributable to service and support revenues was 25.7 percent and 36.0 percent for the first six months of 1997 and 1996, respectively. The decrease in profit percentage is due to a decrease in training and consulting revenues, as well as an increase in international service and maintenance costs.

     Selling, General and Administrative Expense. Selling, general and administrative expense includes payroll and fringe benefits, advertising and promotion expenses and other general expenses. Selling, general and administrative expense for the first six months of 1997 was $6.0 million, an increase of 39.7 percent, compared to selling, general and administrative expense of $4.3 million for the first six months of 1996. A larger work force in the first six months of 1997 resulted in compensation and fringe benefits increasing more than $566,000 over 1996 costs. Agent commissions increased by approximately $414,000 over 1996 costs due to increased activity internationally. Selling, general and administrative expense in the first six months of 1997 was impacted by an increase in travel, office and support costs of approximately $722,000. As a percentage of revenue, selling, general and administrative expense increased to 40.6 percent in the first six months of 1997 from 38.0 percent in the first six months of 1996.

     Research and Development Expense. Research and development expense for the first six months of 1997 was $2.4 million, an increase of 26.1 percent, compared to research and development expense of $1.9 million for the first six months of 1996. As a percentage of revenue, research and development expense decreased to
16.2 percent for the first six months of 1997 from 16.7 percent for the first six months of 1996.

     Interest Expense. Interest expense for the first six months of 1997 was $361,000, a decrease of $106,000 compared to interest expense of $467,000 for the first six months of 1996. The decrease reflects the repayment of the Company's bank debt and other short-term borrowings following the successful completion of the IPO.

     Income Taxes. As a result of its tax sharing arrangement with BFGoodrich, the Company was allocated an income tax benefit of $507,000 in the first six months of 1997 compared to $673,000 in the first six months of 1996. Due to a change in BFGoodrich ownership percentage resulting from the IPO, for periods subsequent to the IPO, the Company will no longer have the benefit from the tax allocation agreement with BFGoodrich. Refer to the footnotes to the financial statements as of December 31, 1996 and the disclosures in the Prospectus for additional details regarding income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, cash used by the Company for operations and investing activities has exceeded cash generated by the Company. The Company generally has financed its cash needs through transactions with BFGoodrich and borrowings from commercial banks and other short-term sources.

     Net cash used in operating activities was approximately $2.1 million and $1.1 million in the first six months of 1996 and 1997, respectively. Net cash used in operating activities of $1.1 million for the first six months of 1997 resulted from the net loss of $5.0 million adjusted for non-cash charges for depreciation and amortization of $1.2 million and stock compensation (EAP) expense of $2.9 million. In addition, decreases in accounts receivable and prepaid expenses of $1.0 million and $381,000, respectively, and increases in amounts due to/from BFGoodrich of $523,000 and accounts payable of $192,000 were offset by increases in inventory and deferred revenues of $2.0 million and $210,000, respectively, as well as a decrease in accrued expenses of $164,000. For the six months ended June 30, 1996 and 1997, BFGoodrich allocated to the Company approximately $673,000 and $507,000, respectively, for tax benefits resulting from inclusion of the Company in the consolidated income tax return of BFGoodrich. Such amounts are included in "Due to/from BFGoodrich" in changes in assets and liabilities used in operating activities in the Condensed Statements of Cash Flows. See Note 6 to the Condensed Consolidated Financial Statements for additional information.

     The Company's investing activities included expenditures for patents and licenses, capitalized software costs and furniture and equipment. Net cash used by investing activities was approximately $1.7 million and $700,000 in the first six months of 1996 and 1997, respectively.

     The existence of the tax benefit allocation from BFGoodrich reduced the Company's net loss for years 1994 through May 2, 1997. The Company expects that the loss of the tax benefit allocation will materially adversely affect its financial results and cash flows in any period in which the Company generates a loss. The benefits of utilizing future tax loss carryforwards might be realized, however, should sufficient profits be generated prior to the expiration of the tax loss carryforwards.

     Total indebtedness of the Company was approximately $16.0 million as of May 2, 1997, consisting primarily of notes payable to commercial banks under existing lines of credit, short-term borrowings from other financing sources and a line of credit extended to the Company by BFGoodrich under which the Company had $4.0 million in outstanding borrowings. The Company retired approximately $14.3 million of the debt with proceeds from the IPO, and $1.5 million under the BFGoodrich line of credit was converted to equity. In the past, BFGoodrich assisted the Company in obtaining loans from commercial banks. The Company has been advised by BFGoodrich that with the completion of the IPO it does not intend to continue to finance, or arrange for the financing of, the operations of the Company.

     The Company has executed a revolving line of credit ("line of credit") with Texas Commerce Bank. The Company's ability to borrow thereunder is subject to an initial review, a borrowing base calculation and the Company meeting certain financial thresholds, including attaining certain levels of "established profitability," as defined therein. Until achieving one such level, the Company will be permitted to borrow up to $3.0 million; thereafter, available advances against eligible receivables will be increased up to a maximum of $6.0 million, provided that the bank is satisfied with its periodic inspection of the Company's assets. Loans under the line of credit will mature within one year, are collateralized by the Company's accounts receivable and inventory and bear interest at the bank's prime interest rate plus three quarters of one percent. Outstanding loans will be repaid automatically through a lockbox and collection account arrangement. The agreement contains customary covenants, including restrictions on additional liens or borrowings, as well as the payment of dividends, and affirmative reporting requirements. In addition, the agreement specifies the bank has the option to terminate the obligation to make further advances under the line of credit on 30 days notice if employment of the chief executive officer of the Company terminates and a qualified successor is not appointed by the Company and approved by Texas Commerce Bank within a specified period of time.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

     Seasonality. The Company's revenues are affected by capital budgeting and spending patterns in the world wide market and shortened selling periods in certain international markets. Due to these seasonal factors, the Company typically experiences slowdowns in sales of SLS Systems during the first quarter as a result of capital spending patterns in the North American market and during the third quarter as a result of shortened selling periods in certain international markets.

     Foreign Operations. The Company competes on an international basis through its wholly owned subsidiary located in Germany and through export sales derived from its United States sales operations (principally to the Pacific Rim). Sales to customers outside of the United States constitute a significant portion of DTM's revenues. International sales are generally priced in U.S. dollars. However, European sales prices are sometimes negotiated in either Deutsche marks or the local currency. The Company does not engage in hedging to mitigate the effects of foreign currency exchange rate risk. The Company incurred approximately $163,000 in transaction losses for the six months ended June 30, 1997.

     Equity Appreciation Plan. The Company has a phantom stock appreciation rights plan whereby all phantom stock appreciation rights outstanding upon the IPO were converted into immediately exercisable options to acquire shares of the Company's common stock. Such conversion resulted in a non-recurring, non-cash, compensation expense of approximately $2.9 million in the second quarter of 1997. Refer to the Prospectus for additional information.

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

     A Wisconsin federal court has granted summary judgement ending patent infringement charges brought by the Company against Midwest Composite Technologies, Inc. of Hartland, Wisconsin. The Company intends to appeal and cannot predict the impact, if any, this will have on the Company's ongoing business activities.

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

     New Products; Engineering Testing Delays. The Company's ability to achieve and maintain a significant market share may depend heavily on its ability to improve its existing products, as well as to introduce new and innovative products that facilitate increased use and more specialized applications of existing products. DTM cannot predict with any certainty the degree to which its ongoing research and development efforts in the areas of SLS System and materials enhancements will be successful or, if so, when. In addition, the Company can provide no assurance of its future success in selecting, developing, manufacturing and marketing new products. When the Company or its competitors announce new products with capabilities or technologies that have the potential to replace the Company's existing product offerings, customers may defer or forego purchases of existing Company products. This could materially adversely affect the Company's business, including revenues and financial performance. While the Company performs extensive testing prior to releasing new product designs or product enhancements, products may contain unforeseen errors or performance problems. The correction of errors and problems in new products could cause delays in product introductions or shipments, require design modifications to previously shipped products or cause adverse publicity, any of which could adversely affect the Company's business and financial performance.

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

Part 2.  Other Information

Item 1.  Legal Proceedings

     A Wisconsin federal court has granted summary judgement ending patent infringement charges brought by the Company against Midwest Composite Technologies, Inc. of Hartland, Wisconsin. The Company intends to appeal and cannot predict the impact, if any, this will have on the Company's ongoing business activities.

Item 6.  Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1997.

Exhibit 10 - Line of Credit Agreements

Exhibit 11 - Statement of computation of per share earnings is filed as part of this report.

Exhibit 27 - Financial Data Schedule


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 1997


                              DTM CORPORATION
                              (Registrant)


                              /S/ John S. Murchison, III
                              --------------------------------------------------
                              John S. Murchison, III
                              President and Chief Executive Officer



                              /S/ Uday Bellary
                              --------------------------------------------------
                              Uday Bellary
                              Vice President, Chief Financial Officer
                              (Principal Financial and Accounting Officer)