Form 10-Q
period 1997-09-30
DTM CORP /TX/
filed 1997-11-13
CIK 1014552

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

          /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               for the quarterly period ended September 30, 1997

                                       or

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

                                                   Yes /X/  No  /  /
                                                       ---      ---
The number of outstanding shares of common stock was 6,283,082 as of September 30, 1997.

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
                   ----------------------------------------


                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                           SEPTEMBER 30,                SEPTEMBER 30,
                                    ------------------------     --------------------------
                                       1996           1997          1996            1997
                                    ----------     ---------     ---------      -----------
Revenue:
      Products                      $    3,040    $    2,214    $   13,418       $   15,647
      Service and Support                  736           638         1,704            2,027
                                    ----------    ----------    ----------       ----------
                                         3,776         2,852        15,122           17,674

Cost of sales:
      Products                           1,757         1,139         7,948            8,699
      Service and Support                  428           575         1,048            1,607
                                    ----------    ----------    ----------       ----------
                                         2,185         1,714         8,996           10,306
                                    ----------    ----------    ----------       ----------

Gross Profit                             1,591         1,138         6,126            7,368
Operating Expenses:
      Selling, general and
        administrative                   2,526         2,266         6,836            8,289
      Research and development           1,198         1,203         3,096            3,596
      Stock compensation (EAP)               -             -             -            2,927
                                    ----------    ----------    ----------       ----------
                                         3,724         3,469         9,932           14,812
                                    ----------    ----------    ----------       ----------
Operating loss                          (2,133)       (2,331)       (3,806)          (7,444)

      Other income                           5            56            19               96
      Interest expense                    (262)          (17)         (743)            (418)
                                    ----------    ----------    ----------       ----------

      Loss before income taxes          (2,390)       (2,292)       (4,530)          (7,766)

Income tax benefit (expense)               781           (29)        1,454              478
                                    ----------    ----------    ----------       ----------
Net Loss                            $   (1,609)   $   (2,321)   $   (3,076)      $   (7,288)
                                    ==========    ==========    ==========       ==========
  Net loss per share                $     (.45)   $     (.36)   $     (.85)      $    (1.38)
                                    ==========    ==========    ==========       ==========
  Number of shares used              3,609,211     6,525,882     3,609,211        5,272,352
                                    ==========    ==========    ==========       ==========

            See notes to condensed consolidated financial statements

                                DTM CORPORATION

               Condensed Consolidated Balance Sheets (unaudited)
                    (In thousands, except per share amounts)

                                               DECEMBER 31,      SEPTEMBER 30,
                                                  1996               1997
                                               -----------       -------------
ASSETS
Current Assets:
   Cash and cash equivalents                    $    329            $  2,006
   Accounts receivable, net                        7,205               3,394
   Inventory                                       4,835               7,900
   Prepaid expenses and other                        595                 287
                                                --------            --------
     Total current assets                         12,964              13,587
   Furniture and equipment, net                    3,057               2,569
   Capitalized development costs, net                848                 776
   Patent and license fees, net                      791               1,059
   Other noncurrent assets                           237                 171
                                                --------            --------
     Total assets                               $ 17,897            $ 18,162
                                                ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                             $  5,845            $  4,470
   Due to BFGoodrich                                 614               1,269
   Deferred revenues                               1,474               1,384
   Accrued expenses and other liabilities          2,640               1,574
   Short-term borrowings                             769                 175
                                                --------            --------
     Total current liabilities                    11,342               8,872
   Borrowings under line of credit from
     BFGoodrich                                    4,000                   -
   Notes payable                                  11,040                   -

Shareholders' equity (deficit):
   Preferred stock, $.001 par value,
    3,000,000 shares authorized, no
    shares issued and outstanding                      -                   -
   Common stock, $.0002 par value,
    60,000,000 shares authorized;
    6,283,082 shares issued and
    outstanding (3,243,391 at
    December 31, 1996)                                 1                   1
Additional paid-in capital                        28,019              50,225
Stock options outstanding                              -               2,927
Accumulated deficit                              (36,469)            (43,756)
Cumulative translation adjustment                    (36)               (107)
                                                --------            --------
Total shareholders' equity (deficit)              (8,485)              9,290
                                                --------            --------
Total liabilities and shareholders' equity      $ 17,897            $ 18,162
                                                ========            ========

            See notes to condensed consolidated financial statements

                                DTM CORPORATION

          Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)


                                                     NINE MONTHS ENDED SEPT. 30,
                                                     ---------------------------
                                                         1996            1997
                                                     -----------     -----------
OPERATING ACTIVITIES
  Net loss                                              $ (3,076)      $ (7,288)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                           1,573          1,795
   Stock compensation (EAP) expense                            -          2,927
   Changes in assets and liabilities:
    Accounts receivable                                     (890)         3,811
    Inventory                                             (3,905)        (3,065)
    Due to/from BFGoodrich                                   827            655
    Prepaid expenses and other assets                       (519)           308
    Accounts payable                                       2,415         (1,375)
    Deferred revenues                                        238            (90)
    Other, net                                              (640)        (1,011)
                                                        --------       --------

  Net cash used in operating activities                   (3,977)        (3,333)

INVESTING ACTIVITIES
  Purchases of furniture and equipment                    (1,778)          (752)
  Capitalized software development costs                    (318)          (200)
  Patent and license expenditures                           (419)          (539)
                                                        --------       --------

  Net cash used in investing activities                   (2,515)        (1,491)

FINANCING ACTIVITIES
  Proceeds from issuance of stock                              -         20,706
  Proceeds from notes payable                              1,700              -
  Proceeds from short-term borrowings                      2,851            371
  Repayments of short-term borrowings                     (2,499)          (965)
  Draws (repayments) on line of credit from BFGoodrich     3,800         (2,500)
  Repayments of notes payable                                  -        (11,040)
                                                        --------       --------
  Net cash provided by financing activities                5,852          6,572
  Effect of foreign exchange rate changes on cash            (89)           (71)
                                                        --------       --------
  Increase (decrease) in cash and cash equivalents          (729)         1,677
  Cash and cash equivalents at beginning of period           756            329
                                                        --------       --------
  Cash and cash equivalents at end of period            $     27       $  2,006
                                                        ========       ========


            See notes to condensed consolidated financial statements

                                DTM CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DTM Corporation ("DTM" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and related footnotes of the Company for the year ended December 31, 1996 as disclosed in the Prospectus dated May 2, 1997 (the "Prospectus").

2.   INVENTORY

Inventory consisted of the following (in thousands):

                                     DECEMBER 31,      SEPTEMBER 30,
                                        1996               1997
                                     ------------      -------------


     Raw materials and purchased
      parts                             $3,187            $5,088
     Finished goods                      1,648             2,812
                                        ------            ------
                                        $4,835            $7,900
                                        ======            ======


3.   SHORT-TERM BORROWINGS

During the nine-month period ended September 30, 1997, DTM borrowed $371,000 and repaid $965,000 under the terms of financing arrangements with a third party. At September 30, 1997, the Company had a total of $175,000 of short-term borrowings outstanding, comprised of one loan, bearing an annual interest rate of approximately 15 percent. The borrowings are collateralized by certain equipment.

4.   LINE OF CREDIT FROM BFGOODRICH

The Company had a line of credit agreement with The BFGoodrich Company ("BFGoodrich") under which the Company could borrow up to $4.0 million, which was settled in full in connection with an initial public offering in May 1997 (the "IPO").

                                DTM CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

5.   NOTES PAYABLE

At December 31, 1996, DTM had lines of credit with three banks under unsecured promissory notes. Total available borrowings from the three banks were $12.2 million and the outstanding balances subsequent to the IPO were repaid.

The Company's line of credit with Texas Commerce Bank (as amended) provides for borrowings up to $2.0 million through June 1, 1998. Borrowings under the line of credit agreement are guaranteed by BFGoodrich.

Interest paid in connection with all of the above financing arrangements was approximately $796,000 and $569,000 for the nine months ended September 30, 1996 and 1997, respectively.

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

7.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                              --------------------------
                                                 1996              1997
                                              ---------         --------

Noncash investing and financing
 transactions:
Stock issued upon conversion of note by
 majority Shareholder                         $    -             $1,500
Stock options outstanding                          -              2,927


                                DTM CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

8.   SUPPLEMENTAL EARNINGS PER SHARE

The supplemental earnings per share are computed on a stand alone basis, without allocation of income tax benefit from BFGoodrich. Both computations reflect the shares of common stock issuable to employees related to exercisable options that are outstanding under the Company's Equity Appreciation Plan, less shares presumed to be repurchased using the treasury stock method. The 1997 as adjusted computation assumes that the IPO took place at the beginning of the period and reflects elimination of historically incurred interest expenses related to debt repaid with proceeds from the IPO, along with the number of shares offered, the net proceeds of which were used to fund debt repayment.


                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                  ---------------------------
                                                                      1997
                                                      1997        AS ADJUSTED
                                                  -----------    -------------
Pro forma net loss                                $   (7,766)      $   (7,766)
    Plus interest on debt repaid with
     proceeds from offering                                -              406
Pro forma net loss as adjusted                    $   (7,766)      $   (7,360)
                                                  ==========       ==========
Shares:
    Weighted average number of shares
     outstanding                                   4,935,820        6,283,082
    Dilutive effect of options issued                336,532          336,532
                                                  ----------       ----------
    Total shares used in computing pro
     forma  net loss per share                     5,272,352        6,619,614
                                                  ==========       ==========
Pro forma net loss per share
  (primary and fully dilutived)                   $    (1.47)      $    (1.11)
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

                                DTM CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

10.    OTHER EVENTS

    In May 1997, the Company completed the IPO. The net proceeds received by the Company have been used to repay substantially all of the Company's bank debt and other short-term borrowings. The Company intends to use the remaining net proceeds for general corporate purposes, including the funding of working capital requirements.

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

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report and the Prospectus. This discussion and analysis contains forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the Prospectus, that could cause actual results to differ materially from the Company's expectations. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release any revision to these forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues and certain cost of sales data as a percentage of respective product revenues and service and support revenues.


                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30,          SEPTEMBER 30,
                                        -------------------    ------------------
                                         1996       1997       1996        1997
                                        -------------------    -------    -------
Revenue:
   Products                                80.5%      77.6%      88.7%       88.5%
   Service and Support                     19.5       22.4       11.3        11.5
                                        -------    -------    -------      ------
                                          100.0      100.0      100.0       100.0

Cost of sales:
   Products                                57.8       51.4       59.2        55.6
   Service and Support                     58.2       90.2       61.5        79.3
                                        -------    -------    -------      ------
                                           57.9       60.1       59.5        58.3
                                        -------    -------    -------      ------

Gross Profit                               42.1       39.9       40.5        41.7
Operating Expenses:
   Selling, general and administrative     66.9       79.5       45.2        46.9
   Research and development                31.7       42.2       20.5        20.3
   Stock compensation (EAP)                   -          -          -        16.6
                                        -------    -------    -------      ------
                                           98.6      121.6       65.7        83.8
                                        -------    -------    -------      ------
Operating loss                            (56.5)     (81.8)     (25.2)      (42.1)

   Other income                              .1        2.0         .1          .5
   Interest expense                        (6.9)       (.6)      (4.9)       (2.4)
                                        -------    -------    -------      ------

   Loss before income taxes               (63.3)     (80.4)     (30.0)      (43.9)
Income tax benefit (expense)               20.7       (1.0)       9.6         2.7
                                        -------    -------    -------      ------
Net Loss                                  (42.6)%    (81.4)%    (20.3)%     (41.2)%
                                        =======    =======    =======      ======

Comparison of the Quarters Ended September 30, 1997 and September 30, 1996

The Company's operating results have varied substantially from year to year and quarter to quarter. A sale by the Company of one of its selective laser sintering systems ("Systems") can be material to the operating results for any one quarter. Furthermore, new product introductions, seasonality of customer buying patterns and other factors can cause fluctuations in operating results.

Revenues. Revenues for the third quarter of 1997 were $2.9 million, a decrease of 24.5 percent, compared to revenues of $3.8 million for the third quarter of 1996. The Company's 1997 third quarter revenues of $2.9 million resulted primarily from sales of SLS(R) systems.

Product sales revenue for the third quarter of 1997 was $2.2 million, a decrease of 27.2 percent, compared to product sales revenue of $3.0 million for the third quarter of 1996. Revenues in the third quarter of 1997 were negatively impacted primarily because the Company experienced a reduction in sales volume from what it had anticipated consistent with prior seasonal slowdowns in Europe and the Pacific Rim, as well as continuing softness in North American market demand.

Service and support revenue for the third quarter of 1997 was $638,000, a decrease of 13.3 percent, compared to service and support revenue of $736,000 for the same period in 1996. Service and support revenue decreased primarily as a result of a decrease in other revenue, such as training, consulting and other customer support.

Gross Profit. The Company has historically experienced significant fluctuations in its gross profits. Gross profit for the third quarter of 1997 was $1.1 million, a decrease of 28.5 percent, compared to gross profit of $1.6 million for the third quarter of 1996. As a percentage of revenue, gross profit for the quarter ended September 30, 1997 decreased to 39.9 percent from 42.1 percent for the same period in 1996.

Gross profit attributable to product sales for the third quarter of 1997 was $1.1 million, a decrease of 16.2 percent, compared to gross profit attributable to product sales of $1.3 million for the third quarter of 1996. As a percentage of product sales revenue, gross profit attributable to product sales increased to 48.6 percent during the period, compared to 42.2 percent for the same period in 1996. The increase in gross profit attributable to product sales as a percentage of product sales revenue resulted primarily from a favorable product mix of Sinterstation(R) 2500 and 2000 Systems.

Gross profit attributable to service and support revenues for the third quarter of 1997 was $63,000, a decrease of 79.5 percent, compared to gross profit attributable to service and support revenues of $308,000 for the third quarter of 1996. As a percentage of service and support revenue, gross profit attributable to service and support revenues was 9.9 percent and 41.8 percent for the third quarter of 1997 and 1996, respectively. The decrease in profit percentage is due to the decrease in other revenues, as well as the increase in international service and maintenance costs.

Selling, General and Administrative Expense. Selling, general and administrative expense includes payroll and fringe benefits, advertising and promotion expenses and other general expenses. Selling, general and administrative expense for the third quarter of 1997 was $2.3 million, a decrease of 10.3 percent, compared to selling, general and administrative expense of $2.5 million for the third quarter of 1996. A reduction in employee commissions and relocation expenses of $261,000 from 1996 costs was offset by an increase in payroll and benefits of $77,000 due to a slightly larger work force. Agent commissions and currency transaction losses increased by $65,000 and $83,000, respectively, over 1996 costs due to increased activity internationally. Selling, general and administrative expense in the third quarter of 1997 was impacted by a decrease in travel, office and support costs of approximately $285,000. As a percentage of revenue, selling, general and administrative expense increased to 79.5 percent in the third quarter of 1997 from 66.9 percent in the third quarter of 1996.

Research and Development Expense. Research and development expense for the third quarter of 1997 was $1.2 million, which remained flat compared to the third quarter of 1996. As a percentage of revenue, research and development expense increased to 42.2 percent for the third quarter of 1997 from 31.7 percent for the third quarter of 1996, which is due to the decline in sales previously discussed.

Interest Expense. Interest expense for the third quarter of 1997 was $17,000, a decrease of $245,000 compared to interest expense of $262,000 for the third quarter of 1996. The decrease reflects the repayment of the company's bank debt and other short-term borrowings following the IPO.

Income Taxes. Due to a change in BFGoodrich ownership percentage resulting from the IPO, for periods subsequent to the IPO, the Company no longer has the benefit from the tax allocation agreement with BFGoodrich. As a result, the Company was not allocated an income tax benefit in the third quarter of 1997. In the third quarter of 1996, the Company's benefit was $781,000. The Company did incur $29,000 in income tax expense in the third quarter of 1997 from its operations in Germany.

Comparison of the Nine Months Ended September 30, 1997 and September 30, 1996

Revenues. Revenues for the first nine months of 1997 were $17.7 million, an increase of 16.9 percent, compared to revenues of $15.1 million for the first nine months of 1996. The Company's 1997 first nine months revenues of $17.7 million resulted primarily from sales of SLS Systems. From time to time, the Company will allow existing customers to "trade-up" from a SLS 2000 System to a SLS 2500 System.

Product sales revenue for the first nine months of 1997 was $15.6 million, an increase of 16.6 percent, compared to product sales revenue of $13.4 million for the first nine months of 1996. The increase was primarily attributable to greater sales of SLS Systems and powdered materials. Revenues from powdered materials sales increased as a result of a larger number of installed SLS Systems. Revenues in the third quarter of 1997 were negatively impacted primarily because the Company experienced a reduction in sales volume from what it had anticipated consistent with prior seasonal slowdowns in Europe and the Pacific Rim, as well as continuing softness in North American market demand.

Service and support revenue for the first nine months of 1997 was $2.0 million, an increase of 19.0 percent, compared to service and support revenue of $1.7 million for the same period in 1996. Service and support revenue increased primarily as a result of the recognition of deferred warranty and maintenance revenue associated with the larger number of installed SLS Systems, which was offset to some degree by the factors affecting the third quarter of 1997 described above.

Gross Profit. The Company has historically experienced significant fluctuations in its gross profits. Gross profit for the first nine months of 1997 was $7.4 million, an increase of 20.3 percent, compared to gross profit of $6.1 million for the first nine months of 1996. As a percentage of revenue, gross profit for the nine months ended September 30, 1997 increased to 41.7 percent from 40.5 percent for the same period in 1996.

Gross profit attributable to product sales for the first nine months of 1997 was $6.9 million, an increase of 27.0 percent, compared to gross profit attributable to product sales of $5.5 million for the first nine months of 1996. As a percentage of product sales revenue, gross profit attributable to product sales increased to 44.4 percent during the period, compared to 40.8 percent for the same period in 1996. The increase in gross profit attributable to product sales as a percentage of product sales revenue resulted primarily from a favorable product mix of Sinterstation 2500 and 2000 Systems.

Gross profit attributable to service and support revenues for the first nine months of 1997 was $420,000, a decrease of 36.0 percent, compared to gross profit of $656,000 for the first nine months of 1996. As a percentage of service and support revenue, gross profit attributable to service and support revenues was 20.7 percent and 38.5 percent for the first nine months of 1997 and 1996, respectively. The decrease in profit percentage is due to a decrease in training, consulting and other customer support revenues, and an increase in international service and maintenance costs.

Selling, General and Administrative Expense. Selling, general and administrative expense includes payroll and fringe benefits, advertising and promotion expenses and other general expenses. Selling, general and administrative expense for the first nine months of 1997 was $8.3 million, an increase of 21.3 percent, compared to selling, general and administrative expense of $6.8 million for the first nine months of 1996. A larger work force in the first nine months of 1997 resulted in compensation and fringe benefits increasing more than $339,000 over 1996 costs. Agent commissions increased by approximately $480,000 over 1996 costs due to increased activity internationally. Selling, general and administrative expense in the first nine months of 1997 was impacted by an increase in travel, office and support costs of approximately $648,000. As a percentage of revenue, selling, general and administrative expense increased to
46.9 percent in the first nine months of 1997 from 45.2 percent in the first nine months of 1996.

Research and Development Expense. Research and development expense for the first nine months of 1997 was $3.6 million, an increase of 16.1 percent, compared to research and development expense of $3.1 million for the first nine months of 1996. As a percentage of revenue, research and development expense decreased to
20.3 percent for the first nine months of 1997 from 20.5 percent for the first nine months of 1996.

Interest Expense. Interest expense for the first nine months of 1997 was $418,000, a decrease of $325,000 compared to interest expense of $743,000 for the first nine months of 1996. The decrease reflects the repayment of the Company's bank debt and other short-term borrowings following the IPO.

Income Taxes. As a result of its tax sharing arrangement with BFGoodrich, the Company was allocated an income tax benefit of $507,000 in the first nine months of 1997 compared to $1.5 million in the first nine months of 1996. Due to a change in BFGoodrich ownership percentage resulting from the IPO, for periods subsequent to the IPO, the Company no longer has the benefit from the tax allocation agreement with BFGoodrich. The Company did incur $29,000 in income tax expense as a result of its operations in Germany.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, cash used by the Company for operations and investing activities has exceeded cash generated by the Company. The Company generally has financed its cash needs through transactions with BFGoodrich and borrowings from commercial banks and other short-term sources, and more recently, from the proceeds of the IPO.

Net cash used in operating activities was approximately $4.0 million and $3.3 million in the first nine months of 1996 and 1997, respectively. Net cash used in operating activities of $3.3 million for the first nine months of 1997 resulted from the net loss of $7.3 million adjusted for non-cash charges for depreciation and amortization of $1.8 million and stock compensation (EAP) expense of $2.9 million. In addition, decreases in accounts receivable and prepaid expenses of $3.8 million and $308,000, respectively, and increases in amounts due to/from BFGoodrich of $655,000 were offset by increases in inventory and deferred revenues of $3.1 million and $90,000, respectively, as well as decreases in accrued expenses of $1.0 million and accounts payable of $2.4 million. For the nine months ended September 30, 1996 and 1997, BFGoodrich allocated to the Company approximately $781,000 and $507,000, respectively, for tax benefits resulting from inclusion of the Company in the consolidated income tax return of BFGoodrich. Such amounts are included in "Due to/from BFGoodrich" in changes in assets and liabilities used in calculating cash used in operating activities in the Condensed Statements of Cash Flows.

The Company's investing activities included expenditures for patents and licenses, capitalized software costs and furniture and equipment. Net cash used in investing activities was approximately $2.5 million and $1.5 million in the first nine months of 1996 and 1997, respectively.

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

In October 1997, the Company amended the revolving line of credit ("amended line") with Texas Commerce Bank. The amended line is limited to the principal dollar amount of $2.0 million which is guaranteed by BFGoodrich. The covenants of the revolving line of credit agreement executed in August 1997 have been waived through June 1, 1998. The amended line bears interest at the bank's prime interest rate minus one and one-half percent. In addition, the agreement specifies that the bank has the option to terminate the obligation to make further advances under the line of credit on 30 days notice if employment of the chief executive officer of the Company terminates and a qualified successor is not appointed by the Company and approved by Texas Commerce Bank within a specified period of time.

On October 28, 1997, the Company and John Murchison entered into a severance agreement that will take effect in the event that Mr. Murchison's employment should ever be terminated without cause by the Company. In such event, the severance agreement provides that the Company will continue to pay Mr. Murchison's base salary for one year after the date of the termination of his employment. Furthermore, the severance agreement provides that Mr. Murchison shall not compete with the Company for a period of one year after the date of the termination of his employment.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

Seasonality; Market Conditions. The Company's revenues are affected by capital budgeting and spending patterns in the world wide market and shortened selling periods in certain international markets. Due to these seasonal factors, the Company typically experiences slowdowns in sales of SLS Systems during the first quarter as a result of capital spending patterns in the North American market and during the third quarter as a result of shortened selling periods in certain international markets. Revenues in the third quarter of 1997 were negatively impacted primarily because the Company experienced a reduction in sales volume from what it anticipated consistent with prior seasonal slowdowns in Europe and the Pacific Rim, as well as continuing softness in North American market demand. The Company is unable to assess if these conditions will continue through future periods.

Foreign Operations. The Company competes on an international basis through its wholly owned subsidiary located in Germany and through export sales derived from its United States sales operations (principally to the Pacific Rim). Sales to customers outside of the United States constitute a significant portion of DTM's revenues. International sales are generally priced in U.S. dollars. However, European sales prices are sometimes negotiated in either Deutsche marks or the local currency. The Company does not engage in hedging to mitigate the effects of foreign currency exchange rate risk. The Company incurred approximately $297,000 in transaction losses for the nine months ended September 30, 1997.

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

A Wisconsin federal court has granted partial summary judgement ending patent infringement charges brought by the Company against Midwest Composite Technologies, Inc. of Hartland Wisconsin which does not dispose of counterclaims brought by the defendant or the Company's breach of contract claim against Midwest. The Company intends to vigorously pursue its rights and remedies, but cannot predict the impact, if any, this will have on the Company's ongoing business activities.

Quarterly Fluctuations in Operating Results. The Company's revenues and operating results have varied substantially from quarter to quarter and may continue to do so. The Company's revenues are earned unevenly throughout the quarter and are typically skewed to the latter end of the quarter. DTM typically experiences a relatively long lead time to complete an SLS System sale and has historically experienced little or no backlog. Furthermore, new product introductions, seasonality of customer buying patterns and other factors can cause fluctuations in quarterly results. The failure of the Company to complete a particular SLS System sale in any given quarter can have a material adverse effect on the Company's business and financial performance for that quarter.

Dependence on Third-Party Suppliers. The Company subcontracts for manufacture of SLS System components, powdered sintering materials and accessories from single-source, third-party suppliers. A disruption in supply or failure of a supplier to remain competitive in functionality or price could have a material adverse effect on the Company's sales or reputation for timely delivery, and hence, on the Company's business and financial performance.

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

SAFE HARBOR STATEMENT

Investors are cautioned that forward-looking statements contained in this 10-Q involve risks and uncertainties including without limitation the matters described in "Other factors affecting future operations" and the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its working capital; and (iii) the Company's business is highly competitive and the entrance of new competitors or the expansion of the operations by existing competitors in the Company's markets could adversely affect the Company's plans and results of operations.

Part 2.  Other Information

Item 1.  Legal Proceedings

A Wisconsin federal court has granted partial summary judgement ending patent infringement charges brought by the Company against Midwest Composite Technologies, Inc. of Hartland, Wisconsin, which does not dispose of counterclaims brought by the defendant or the Company's breach of contract claim against Midwest. The Company intends to vigorously pursue its rights and remedies, but cannot predict the impact, if any, this will have on the Company's ongoing business activities.

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1997.

Exhibit 10.1 - First Amendment to Credit Agreement and Note

Exhibit 10.2 - Severance Agreement

Exhibit 11 -  Statement of computation of per share earnings is filed as part of this report.

Exhibit 27 -  Financial Data Schedule

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 1997


                              DTM CORPORATION
                              (Registrant)


                              /s/ John S. Murchison, III
                              ----------------------------
                              John S. Murchison, III
                              President and Chief Executive Officer



                              /s/ Thomas A. Beck
                              ----------------------------
                              Thomas A. Beck
                              Corporate Controller
                               (Principal Financial and Accounting Officer)