Form 10-K
period 1997-12-31
DTM CORP /TX/
filed 1998-03-31
CIK 1014552

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from   to

                         Commission file number 0-20993

                                DTM CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

               TEXAS                                   74-2487065
   (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)


    1611 HEADWAY CIRCLE, BUILDING 2, AUSTIN, TEXAS              78754
       (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code: (512) 339-2922

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class           Name of Each Exchange on Which Registered
 ----------------------------     -------------------------------------------

 COMMON STOCK, $.0002 PAR VALUE              NASDAQ NATIONAL MARKET


Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days. Yes  X . No   .
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

AS OF FEBRUARY 27, 1998, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES (AFFILIATES FOR THESE PURPOSES ONLY BEING DIRECTORS, EXECUTIVE OFFICERS AND HOLDERS OF MORE THAN 5% OF THE REGISTRANT'S COMMON STOCK) WAS APPROXIMATELY $6.3 MILLION BASED UPON THE CLOSING PRICE OF THE REGISTRANT'S COMMON STOCK ON SUCH DATE, $2.00 PER SHARE AS REPORTED BY THE NASDAQ NATIONAL MARKET. AS OF FEBRUARY 27, 1998, THE REGISTRANT HAD 6,286,851 OUTSTANDING SHARES OF COMMON STOCK.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

PORTIONS OF THE PROXY STATEMENT FOR THE REGISTRANT'S 1998 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN PART III.

================================================================================

                                     PART I


This Annual Report contains forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of DTM Corporation ( "DTM", the "Company", or the "Registrant"). Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in the forward-looking statements, including, without limitation: DTM may not emerge as a market leader, or even a major market participant and its markets may not develop; price reductions, reduced margins and loss of market share may occur as a result of increasing competition; the Company's dependance on a single product that is priced at the high end of the range for today's rapid prototyping products has caused it to be adversely affected in a soft market; class action litigation is pending against the Company; capital sufficient to finance the business may not be obtained; intellectual property and proprietary rights may not be protected; DTM may fail to manage or experience future growth; quarterly fluctuations in operating results may adversely affect stock prices; the difficulty in predicting results of operations may have a material adverse effect on the price at which the Common Stock trades; necessary new products may not be developed; key personnel may leave; suppliers may cause disruptions; actions by foreign governments may limit sales; a controlling shareholder has an interest in liquidating its interest in the Company; certain tax benefits obtained from a controlling shareholder are no longer available ; possible issuance of preferred stock could impact common stockholders; sales of a large block of stock and sales of shares issuable pursuant to employee stock options could decrease stock prices; and market price could be volatile, regardless of DTM's financial performance. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any written or oral forward-looking statement that may be made from time to time by or on behalf of the Company. See "Item 7 Risk Factors That May Affect Future Results and Safe Harbor Statement."

ITEM 1.    BUSINESS

GENERAL

DTM Corporation develops, designs, manufactures, markets and supports, on an international basis, rapid prototyping and rapid tooling systems and related powdered materials and services based on proprietary selective laser sintering technology initially developed by The University of Texas. This technology uses laser energy to melt and bond ("sinter") powdered material to create a solid object. DTM Corporation has an exclusive worldwide license from The University of Texas (the "UT License") to practice selective laser sintering. The UT License includes the original patents, plus a right of first refusal to all improvements thereon. The Company's product line of Sinterstation Systems and related powdered materials are based on this proprietary and patented selective laser sintering technology.

Rapid prototyping is the creation of a solid three-dimensional model or prototype directly from computer aided design ("CAD") data files. Rapid tooling is the creation of durable tooling that can be subsequently employed to produce quantities of injection molded plastic parts for market introduction. Use of the Company's Sinterstation Systems can significantly reduce the time required to produce models and prototypes for testing actual product fit and form, ergonomic design and functionality from what otherwise could be months or weeks to days or, in some cases, hours. The Company's Sinterstation Systems are used in the design, development and market introduction of products in a wide range of industries, including, but not limited to, the automotive, aerospace, medical, electronic, telecommunications, computer, appliance, footwear, toy and power tool industries.

DTM Corporation was incorporated in 1987. The B.F.Goodrich Company ("BFGoodrich") currently owns approximately 50.2 % of the outstanding Common Stock.

"ProtoForm," "RapidSteel," "Sinterstation," "SLS" and "TrueForm" are registered trademarks of the Company in the United States. "DTM," "DuraForm," "RapidTool," and "SandForm," are unregistered trademarks of the Company in the United States. "Somos" is a registered trademark of E.I. DuPont de Nemours and Company ("DuPont") in the United States.

DTM's executive offices are located at 1611 Headway Circle, Building 2, Austin, Texas 78754. The Company's telephone number is 512/339-2922 and web page is www.dtm-corp.com.


DTM'S SELECTIVE LASER SINTERING TECHNOLOGY

     The Selective Laser Sintering Process

The Company's selective laser sintering process uses laser energy to sinter powdered material to create solid objects. The Company's Sinterstation Systems employ a combination of software and hardware to produce functional models and patterns from powdered materials. The patterns can, in turn, be used for secondary processes such as the production of non-durable molds and investment casting. Sinterstation Systems also can be used to produce metal prototype mold inserts.

Customers input designs into the Sinterstation Systems in the form of CAD drawings. From the CAD file, Sinterstation Systems produce models, prototypes, patterns and tooling in the specified shape.

     The RapidTool Process

The RapidTool process employs selective laser sintering along with a polymer binder infiltration and a furnace cycle to produce steel/copper composite mold inserts.

A variant of the RapidTool process is the production of mold inserts in selective laser sintering machines from a copper-reinforced thermoplastic-based material system. These inserts often can be manufactured in less than 24 hours in a Sinterstation System without the use of a furnace.


PRODUCTS

     The Sinterstation Systems

DTM's Sinterstation Systems typically include hardware, material handling equipment, documentation, software licenses, licenses for using DTM-supplied powdered sintering materials and installation. They can be configured for use with a single sintering powder or for any combination of thermoplastic, foundry sands or metal sintering powders. The size and number of objects that can be built in the build chamber varies depending on the part size, type of sintering powder used and part configuration. Objects that are larger than the size of the build chamber can often be built in pieces and then assembled.

The Company has developed a large library of application software designed to control the selective laser sintering process. This software sets parameters and directs the various components of the platform hardware based on the type of material being used in the build process. The Company also has designed a range of service, support and utility software programs to assist customers in the prototype and mold building process.

The prices for the Sinterstation Systems sold in 1997 averaged approximately $346,000, compared to approximately $369,000 in 1996.

     Sintering Materials

The list prices for the following powdered materials range from $23 to $60 per pound, depending on the material, except for SandForm powder, which sells for $4.50 per pound. Characteristics and uses of selective laser sintering powders available through DTM for use in its Sinterstation Systems are as follows:

       Material/             Description                      Characteristics                                Uses
    Year Introduced
------------------------------------------------------------------------------------------------------------------------------------

DuraForm Polyamide    Proprietary engineering    Excellent surface quality; outstanding    Functional models of electronic,
Powder                thermoplastic              feature definition; excellent heat and    computer and automotive enclosures.
1997                                             chemical resistance; machinable and may   Plastic automotive intake manifolds.
                                                 be joined mechanically, or with           Wind tunnel models. Medical device parts.
                                                 adhesives; buffs to high-gloss with wet
                                                 sanding

------------------------------------------------------------------------------------------------------------------------------------

Somos 201             DuPont-developed           Rubber-like material that can withstand   Functional, flexible models of
Thermoplastic         Thermoplastic Elastomer    "under-the-hood" high temperatures and    rubber-based automotive parts such as
Elastomer Powder                                 harsh environments                        seals, door moldings and boot covers.
1997                                                                                       Parts for medical devices. Sport shoe
                                                                                           soles. Models for the computer and toy
                                                                                           industries, including membrane keyboards.


------------------------------------------------------------------------------------------------------------------------------------

SandForm  Si & Zr     Polymer-coated silica or   Interchangeable with existing sand mold   Sand cores and molds for producing
II Foundry            zirconium sand particles   and core materials; particle size and     prototype sand castings for the
Sand Powders                                     materials characteristics that enable     automotive and aerospace industries.
1996/1997                                        fast production of smooth sand mold       Production runs of sand-cast metal parts
                                                 patterns                                  when only limited part quantities are
                                                                                           required. Manufacture of cast metal
                                                                                           parts that would be impossible to
                                                                                           produce using conventional technologies.

------------------------------------------------------------------------------------------------------------------------------------

TrueForm Polymer      DTM-developed polymer      Capable of producing extremely smooth,    Expendable patterns for producing
Powder 1996           with very fine particle    accurate pattern masters                  prototype investment-cast metal parts
                      size and spherical shape                                             for the aerospace, medical and
                                                                                           automotive industries. Production runs
                                                                                           of investment cast metal parts when only
                                                                                           limited quantities are required.

------------------------------------------------------------------------------------------------------------------------------------

RapidSteel Metal      DTM-developed carbon       Creates durable metal mold inserts that   Mold inserts for injection molding
Powder 1995           steel particles with a     can produce thousands of plastic parts    prototype plastic parts. Tooling for
                      polymer coating                                                      bridge and pre-production plastic
                                                                                           injection molding. Mold inserts for
                                                                                           diecasting prototype non-ferrous metal
                                                                                           parts.

------------------------------------------------------------------------------------------------------------------------------------

Nylon GR (Glass       DTM-developed composite    Extremely durable, flexible and strong;   Functional models with fine detail and
Reinforced) Powder    material consisting of     stands up to harsh chemicals and          high strength where testing in harsh
1995                  nylon and glass beads      demanding temperature environments        conditions is required.

------------------------------------------------------------------------------------------------------------------------------------

Nylon and Fine Nylon  Engineering thermoplastic  Durable material that can be drilled,     Functional models of actual products
1993/1994                                        painted and used in environments similar  that require snap fits or living hinges.
                                                 to the end product; offers substantial
                                                 heat and chemical resistance

------------------------------------------------------------------------------------------------------------------------------------

Polycarbonate         Engineering thermoplastic  Durable and heat resistant                Expendable patterns for producing
1991                                                                                       prototype investment cast metal parts
                                                                                           for aerospace, medical, and automotive
                                                                                           industries. General purpose plastic
                                                                                           models for a variety of industries.

------------------------------------------------------------------------------------------------------------------------------------


The Company sells its Sinterstation Systems with the materials capabilities selected by the customer and an initial supply of powders. Thereafter customers can add materials capabilities by purchasing materials start-up modules, which include an initial supply of materials plus the software developed by the Company for optimal processing of that particular material. The Company subcontracts with other manufacturing organizations for the production of sintering materials or obtains those materials directly from the producer.

RESEARCH AND DEVELOPMENT

The Company's research and development effort focuses on improving core technologies that are critical to future growth. These include development of new powdered sintering materials, as well as improved powder handling technology, laser beam delivery systems and thermal control systems. The Company's development efforts are augmented by informal development arrangements with key customers, materials suppliers and hardware suppliers. The Company also collaborates on research and development with The University of Texas as well as other universities and research institutions that operate Sinterstation Systems.

During 1997, 1996 and 1995, the Company expended approximately $4.9 million, $4.3 million and $3.5 million for research and development, respectively. In part as a result of these R&D efforts, the Company introduced four new sintering powders in the second half of 1997: Somos 201 powder, a new material supplied by DuPont that yields highly flexible parts with rubber-like characteristics; DuraForm Polyamide powder, an improved material for functional prototypes; and two improved SandForm powders for sand casting applications. In 1996, the Company introduced the Sinterstation Model 2500.

During 1997, the Company redirected certain research and development resources to focus on an accelerated project to reduce the manufactured cost of certain of its products. This project has a goal of allowing the Company more leeway to handle increased price competition and improve its gross margins. This key project is scheduled to be completed during 1998. Although the Company has had success in meeting interim development goals, the reduced cost product has not yet been fully tested, either in terms of technical performance, or in terms of market impact. There can be no assurance that the current project or the follow on projects will be completed successfully or that the desired results will be achieved. Failure to achieve the ability to lower prices and increase gross margins could have a material adverse effect on the Company and its financial performance.

Longer term, the Company believes that the selective laser sintering technology is capable of processing an even wider range of materials, thereby improving the performance of the Company's products in current applications and advancing the technology into new applications. The Company is conducting preliminary experiments to (i) broaden the performance of the Sinterstation System to include the production of prototype metal parts, (ii) develop new and improved functional plastic prototyping materials, (iii) broaden the metal mold inserts product line to include additional durable materials and (iv) develop ceramic materials for the production of special tooling and part applications. There can be no assurance that the Company will be able to develop these new materials or that, if developed, these materials can be successfully marketed.

In the design of the hardware for its Sinterstation Systems, the Company has incorporated specialized hardware technologies developed for other industries and purchases them as components from suppliers. For example, the laser used in its Sinterstation Systems was developed for and is used by the glass bottling industry to etch lettering on the glass. Because DTM does not have specialized hardware design capabilities internally, it could be adversely affected if suppliers of specialized hardware do not continue to furnish key components, or make available upgrades and enhancements that contribute to the improvement to the Company's products. There can be no assurance that available specialized hardware technologies that meet the Company's reduced cost objectives will be available as purchased components.

The Company has increasingly relied upon the materials research of companies in the specialty chemicals industry for formulations of powdered materials to be used in the Company's Sinterstation Systems. Independent research, development and manufacture of unique powdered materials could be prohibitive. There can be no assurance that formulations will be available that meet the Company's goals of higher performance powdered materials and powdered materials suitable for new applications.

MARKETING AND CUSTOMERS


     Customers

The Company's Sinterstation Systems are purchased by manufacturers, universities, military and defense organizations ("manufacturers") and by service bureaus. These service bureaus utilize rapid protoyping equipment to provide services to other organizations involved in product development. During 1997, the Company experienced a shift in the mix of its customer base to a higher proportion of manufacturers. Gross margins realized are not significantly different between the two groups. However, the sales cycle associated with sales to manufacturers is generally more protracted than for service bureaus.

                           YEARS ENDED DECEMBER 31,
                         1997                    1996
                  -------------------------------------------
                   Amount     Percent    Amount      Percent
                  --------    -------    -------    ---------
Manufacturers....  $15,571        62%    $13,658       56%
Service Bureaus..    9,737        38%     10,721       44%
                  --------    -------    -------    ---------
Total............  $25,308       100%    $24,379      100%
                  ========    =======    =======    =========

Much of the Company's historical growth has come from the sale of products to service bureaus in North America and Europe. However, sales to service bureau sector declined from 44% of revenues in 1996 to 38% in 1997. The decline in service bureau share of revenues was due, in part, to a surplus of selective laser sintering capacity in North American service bureaus in 1997. As a result, shipments of Sinterstation Systems to North American service bureaus declined by 10% in 1997. Starting in 1996, the Company has intentionally focused on expanding its sales to manufacturers. In part, the increase in share to 62% for the manufacturers sector can be attributed to the Company's increased focus. In 1997, revenues derived for the manufacturers sector increased by 14% over the prior year.

Many of the Company's customers have purchased more than one Sinterstation. In 1997, approximately 40% of Sinterstation Systems sold by the Company were to existing customers and in 1996, 24% were sold to existing customers. DTM has experienced significant repeat business, but cannot predict that it will continue to do so. Failure to maintain this repeat business could have a material adverse affect on the Company and its financial performance.

While the Company anticipates that occasional multiple unit purchases by a single purchaser could result in a large percentage of total sales being concentrated in one customer from time to time, it does not consider itself dependent on any particular customer. However, during 1995 approximately 15% of total revenues were derived from sales to Compression Inc., a service bureau. In 1997 and 1996, no customer represented 10% or more of DTM's revenues.

     Product Distribution; Foreign Operations

The Company distributes its products in the United States, Canada, Western Europe and key Pacific Rim and South American countries. In the United States and Canada, the Company employs a direct sales force. In Germany, DTM GmbH, a wholly owned German subsidiary, distributes DTM's products. DTM GmbH is a sales and service organization whose efforts are augmented by sales agents in France, Italy, Portugal, Spain and Sweden. The Company also distributes its goods and provides services in the Pacific Rim and South America through a network of agents, including agents in Argentina, Australia, Brazil, China, Hong Kong, India, Indonesia, Japan, Malaysia, Singapore, South Korea and Taiwan.

Over the past three years, the growth of the Company's international revenues has outpaced its North American revenues. The Company `s international revenues now exceed those from North America as the chart below indicates.


                                          YEARS ENDED DECEMBER 31,
                             1997                    1996                  1995
                     --------------------------------------------------------------------
                      Amount     Percent     Amount      Percent     Amount      Percent
                     --------    -------     -------    ---------    -------    ---------
North America.......  $ 9,501        38%     $12,191       50%       $ 9,395       66%
International.......   15,807        62%      12,188       50%         4,816       34%
                     --------    -------     -------    ---------    -------    ---------
Total...............  $25,308       100%     $24,379      100%       $14,211      100%
                     ========    =======     =======    =========    =======    =========

Gross margins realized domestically were approximately the same as those realized internationally in 1997. Selling expenses as a percentage of revenues were also approximately the same in 1997.

     Marketing and Sales

The Company's marketing programs utilize a mix of seminars, trade shows, direct mailings, literature, videos, press releases, telemarketing, brochures and customer and application profiles to identify prospects that match a typical Sinterstation System user profile.

     Seasonality

The Company's revenues are affected by capital budgeting and spending patterns in the North American market and shortened selling periods in certain international markets. Due to these seasonal factors, the Company typically experiences slowdowns in sales of Sinterstation Systems during the first quarter as the result of capital spending patterns in the North American market and during the third quarter as the result of shortened selling periods in certain international markets.

SERVICE AND SUPPORT


The Company maintains a staff of field service and support personnel in Europe, Singapore and North America. The field service organization is responsible for installations of new Sinterstation Systems and for conducting the Company's warranty service and maintenance program.

The Company also maintains a staff of applications support personnel in Europe and North America. The Company's applications support personnel assist customers with System operations and provide advice and assistance on building unusually complicated parts and with keeping customers informed of changes and advancements in the selective laser sintering technology or Sinterstation System operating procedures.

The Company's Sinterstation Systems are sold with a broad 12-month warranty on parts and labor. The Company's customers may continue the level of service provided by the initial 12-month warranty by purchasing an annual maintenance contract For those customers choosing not to purchase annual maintenance contracts, DTM also provides repair and maintenance services on a time and materials basis.

MANUFACTURING


The Company currently utilizes suppliers to produce certain of the major sub-assemblies of the Sinterstation Systems. The sub-assemblies are built by different suppliers and shipped to Austin, Texas, for assembly. The Sinterstation System then is put through calibration and testing. Assembly and final testing at the Company's site comprises a 21-day cycle. When the Sinterstation System arrives at the customer's location, DTM personnel install it and perform on-site testing.

Procurement lead-time for the major sub-assemblies of the Sinterstation Systems can be up to 16 weeks. Due to the Company's long lead time for major sub-assemblies, it places orders for such parts on a forecast basis with the intention of moving raw materials inventory quickly into work in process. While the Company subcontracts for manufacture of Sinterstation System components, powdered sintering materials and accessories from single-source, third-party suppliers, multiple sources exist for almost all of the components of the Company's products.

The Company's manufacturing facilities in Austin, Texas, are currently configured to assemble and test the Sinterstation Systems. The Company believes that it will have sufficient manufacturing capacity to fulfill demand for its Sinterstation Systems in 1998. See Item 2 Properties.

INTELLECTUAL PROPERTY


Researchers at The University of Texas initially developed the selective laser sintering technology commercialized by DTM. The first selective laser sintering patent was issued to The University of Texas in 1989. The University of Texas patents covering selective laser sintering begin to expire in 2006. DTM has an exclusive worldwide license from The University of Texas to use the selective laser sintering technology, the term of which continues until expiration of the patent rights that are the subject of the UT License. The UT License includes the original patents plus a right of first refusal for all improvements thereon. The UT License requires that DTM commercialize the technology, which DTM has done and continues to do in key markets. Under the UT License, DTM is required to make royalty payments equal to 4% of net sales of Sinterstation Systems and certain powdered materials. In connection with obtaining the UT License, the Company issued 20,442 shares of Common Stock to The University of Texas. Under the UT License, The University of Texas reserves the right to practice the patented technology for research and educational purposes. The UT License can be terminated by The University of Texas (i) if DTM becomes bankrupt or insolvent,
(ii) if DTM commits a material breach or default under the UT License and fails to cure that breach or default within 90 days of notice thereof or (iii) as to foreign jurisdictions, after 1997, if DTM fails to commercialize the technology in that jurisdiction. The UT License provides that DTM will indemnify The University of Texas from expenses or damages incurred by The University of Texas arising from DTM's use of the licensed subject matter.

The Company has further refined and improved the selective laser sintering process and materials and has been issued patents in its own name for many of those developments. As of March 2, 1998, the Company owned or had exclusive licenses to 29 Unites States patents and five allowed Unites States applications. As of the same date, the Company owned or had exclusive licenses to five European patents and two allowed European applications. In addition, the Company owns or has exclusive rights to 15 other issued international patents. Technology that is covered by existing patents or is the subject matter of pending patent applications includes some or all of the following: (i) the fundamental elements of the selective laser sintering process; (ii) related inventions on powder delivery, beam delivery and thermal control; (iii) certain of the sintering powders that DTM has developed; (iv) certain combinations of powdered materials; and (v) certain post-processing steps for part finishing. Pending patent applications cover recent developments in composite materials, as well as specially tailored powder formulations that produce exceptional feature detail and surface finish. It is anticipated that DTM will make additional patent application filings as a result of research currently in progress.

Some of the Company's patents have been acquired from third parties other than The University of Texas. DTM acquired certain patents in the powdered materials area through assignment from BFGoodrich in 1992. Also in 1992, DTM acquired a patent that was originally issued to Ross Housholder in 1981. The Company believes that the Housholder patent is a pioneer patent in the rapid prototyping field. This patent will expire in 1999.

Most of the key claims of the U.S. patents covering selective laser sintering, excluding the Housholder patent, have been submitted internationally. The first European Patent Convention patent, which was issued by the European Patent Office ("EPO") in December 1994, gives patent protection in Austria, Belgium,

France, Germany, Italy, the Netherlands, Sweden, Switzerland and the United Kingdom. However, this patent is the subject of an opposition proceeding before the EPO that was initiated by EOS GmbH, a competitor of the Company. The competitor initially alleged that the patent claims have been the subject of an unallowable amendment and that the subject matter is not novel and does not involve an inventive step. In December 1997, the Company received a favorable ruling from the EPO in response to these allegations. However, EOS GmbH has recently filed an appeal before the EPO that again alleges the patent is invalid. The Company intends to defend the validity of this patent vigorously. See "Item 3 Legal Proceedings"

The Company has four trademarks registered with the U.S. Patent and Trademark Office.

The Company can give no assurance that the issued patents to which it holds rights will be adequate to protect its interests or, if challenged, held valid. The Company's competitors could develop non-infringing systems, materials or technologies that are equivalent or superior to those of the Company. Competitors currently do and also may in the future practice technology covered by DTM's patents or other legal or contractual protections regardless of the fact that it is legally protected, forcing the Company to engage in costly litigation to defend its interests. While DTM defends its intellectual property vigorously, there can be no assurance that it will be successful in its various litigations in many countries. A failure by the Company to protect its intellectual property position could have a material adverse affect on its business, financial condition and results of operations.

COMPETITION


The Company faces significant worldwide competition in the market for rapid prototyping systems and materials. Several United States-based companies other than DTM are in various stages of developing and marketing rapid prototyping systems and services. These companies include 3D Systems Corporation ("3D Systems"), Helisys, Inc. ("Helisys"), Sanders Prototype, Inc., Soligen Technologies, Inc. and Stratasys, Inc. ("Stratasys"). Of these, 3D Systems, Helisys and Stratasys compete with DTM on a worldwide basis. The Company also faces competition in various regions outside North America from companies such as EOS and several Japanese companies, including CMET (Mitsubishi) and Teijin.

A number of the companies participating in the rapid prototyping industry have developed or may be developing desk-top systems that are sold or will be sold primarily on the basis of price. DTM believes that these companies include 3D Systems, Denken Engineering Co., Ltd., Helisys, Kira Corporation, Sanders Prototype, Inc. and Stratasys, among others. Their products are based on ink jet printing, plastic extrusion or paper laser cutting and laminating technologies and generally sell for far less than the Company's products, which are not desk-top systems.

The Company believes that its principal competitors for the plastic model, functional prototype and pattern-creation segments of the rapid prototyping market are 3D Systems, Teijin, CMET and EOS. 3D Systems, Teijin and CMET employ a stereolithography ("SLA")-based process that utilizes ultraviolet light sources to polymerize liquid monomers into a solid plastic object. 3D Systems was the first company to commercially introduce rapid prototyping technology. The Company competes with 3D Systems on a worldwide basis while its competition to date with CMET and Teijin has been confined to Japan. Before 1997, EOS, located in Munich, Germany, marketed systems based on both SLA and selective laser sintering technologies, principally in Western Europe. In 1997, EOS announced that it had sold its SLA product line to 3D Systems. EOS has been sued in Germany, France and Italy by DTM for infringement of selective laser sintering technology patents. See "Business--Intellectual Property" and "Business--Legal Proceedings." The Company considers a process marketed by 3D Systems to be worldwide competition for its RapidTool process and an EOS process to be a competitor of the RapidTool process in Europe and certain Pacific Rim countries.

The Company competes for business with other rapid prototyping companies primarily on the basis of product performance and price, as well as reliability, accuracy and versatility, as well as product service. The Company also competes for business with conventional machining and milling techniques, which continue to be the most common methods by which plastic models, functional prototypes and tool inserts are manufactured. The Company is experiencing the effects of this significant competition in the form of sales discounts, additional services and extended terms.

The Company may be competing with other technologies that lessen the need for physical models, such as computer visualization and new generation of CAD programs that more reliably model and present images of assembled products.

The Company's current technology is not amenable to be configured as a desk-top product. If mechanical design engineers and other users of design, modeling and prototyping technologies develop a preference for either desk-top rapid prototyping systems or approaches that are fully electronic as the standard for proving design specifications, then the Company could be materially adversely affected.

EXECUTIVE OFFICERS


The executive officers of the Company and their ages as of March 1, 1998 are as follows:

---------------------------------------------------------------------------------------------------------
                 EXECUTIVE OFFICERS                      AGE                     POSITION
-----------------------------------------------------  --------  ----------------------------------------
John S. Murchison, III                                  57       Chief Executive Officer and President
---------------------------------------------------------------------------------------------------------
Geoffrey W. Kreiger                                     48       Controller, Treasurer and Secretary
---------------------------------------------------------------------------------------------------------
Kevin McAlea,                                           39       Vice President, Marketing and Business
                                                                  Development
---------------------------------------------------------------------------------------------------------

John S. Murchison, III joined the Company as Chief Executive Officer and President in September 1990. Prior to joining the Company, Mr. Murchison was General Manager for the Pratt Group, a privately held Australian-based company with worldwide holdings in packaging, insurance, banking and trading, from 1987 to 1990.

Geoffrey W. Kreiger joined the Company in December 1997 as Controller, Treasurer and Secretary. Prior to joining the Company was Executive Vice President of Austin Software Foundry, Inc., from 1996 to 1997. Prior to that he was President, Datamarine Unit, and Chief Financial Officer and Director of Datamarine International, Inc., a manufacturer of communications equipment and consumer electronics, from 1988 to 1995. Mr. Kreiger is a Certified Public Accountant.

Kevin McAlea, Ph.D. was appointed Vice President, Marketing and Business Development in 1997. He had been Director of Process and Materials Research since joining DTM in 1993. Before joining DTM, Dr. McAlea spent more than eight years in materials research and development for General Electric Company. His last position was managing the Polymer Physics Program at GE's Corporate Research and Development Center.

EMPLOYEES


At December 31, 1997, the Company had 113 employees. Approximately 32.0% of the Company's employees are involved in engineering, research and development and engineering product support. The remaining employees are engaged in sales, marketing, finance and administration. A union represents none of the Company's employees. The Company has no prior experience with a work stoppage. The Company has experienced the loss of personnel in certain important positions. The future success of the Company depends on its ability to attract and retain a qualified work force, including employees with critical management, financial, engineering and sales and marketing skills.

ITEM 2.    PROPERTIES

The Company currently occupies a 30,000-square foot facility at 1611 Headway Circle, Building 2, Austin, Texas. The Company's lease on this facility expired on November 30, 1997. The Company has exercised its option to renew the lease at then-current market rates and since November 30, 1997 remains in this facility on a month-to-month basis while it negotiates a new long-term lease agreement. This facility houses the bulk of the Company's operations except off-site warehouses in Austin, Texas, primarily for the purpose of storing inventory, that are leased under short-term arrangements. The Company intends to consolidate its inventory in the expansion space at its main facility in 1998. The Company also maintains off-site sales and/or service offices located in various areas of the United States and in Singapore and offices of the Company's German subsidiary in Hilden, Germany, all of which are leased. DTM expects that such facilities will be sufficient to support the Company's operations through the remainder of 1998. See "Item 1. Business--Manufacturing."

ITEM 3.    LEGAL PROCEEDINGS


DTM filed an action in the United States District Court for the Eastern District of Wisconsin in October 1995 against three parties who are operating a Sinterstation System. DTM alleges that the defendants willfully infringed a DTM patent on certain selective laser sintering powders. In June 1996, DTM amended its lawsuit to also assert that one of the defendants breached an oral settlement agreement. The Company seeks injunctive relief, damages and attorneys' fees. The defendants have denied infringement and the existence of an oral settlement agreement, and the defendants seek attorneys' fees. The defendants have also asserted the affirmative defenses of patent invalidity, implied license, and failure to mark patented articles, patent unenforceability and invalidity of the oral settlement agreement. Discovery commenced in late 1995. In a subsequent filing, one of the defendants also has asserted claims against DTM and BFGoodrich for violation of state and federal antitrust laws. That defendant seeks injunctive relief as well as damages and attorneys' fees. In July 1997, the court granted a temporary summary judgment, ruling that these particular defendants had been given an implied license by DTM. DTM has appealed this ruling. The contract claim against the defendants and the antitrust claim against DTM and BFGoodrich remain outstanding and are expected to go to trial unless this case is settled in the meantime. DTM and BFGoodrich have indicated that they believe that the subsequent counter and cross claims for violation of antitrust laws are without merit. It is not possible at this time to predict the outcome of this proceeding, although a ruling unfavorable to the Company on either the appeal of the summary judgment ruling or on the outstanding counter and cross claims could have a material adverse effect on the Company's business and financial performance.

The Company has initiated proceedings against EOS GmbH and related parties in a number of courts, primarily in Europe, to enforce its patent rights in various jurisdictions. The Company initiated patent infringement litigation in March 1996 in the 3rd Chamber--1st section of the Court of Paris, France against EOS GmbH ("EOS"), a German competitor, against EOS S.A. (France) and against one of EOS's customers. The Company also initiated patent infringement litigation in April 1996 in the County Court No. 1 in Munich, Germany against EOS. In December 1996, the Company initiated similar litigation in the court of Pinerolo, Italy, against EOS. In December 1997, the Company initiated similar litigation in No. 29 Civil Department of Tokyo District Court against Hitachi Zosen Joho System K.K., an EOS distributor. In each of these cases, the Company has alleged that EOS is selling rapid prototyping systems in Europe and Japan that make unauthorized use of selective laser sintering technology covered by the European and Japanese patents under which DTM has exclusive rights. The Company seeks injunctive relief plus damages. It is anticipated that this litigation will be pursued in conjunction with the EPO proceeding in which EOS has opposed the validity of that European patent. Hearings have begun in the German, French, Italian and Japanese lawsuits. It is not possible at this time to predict the outcome of these proceedings. See "Item 1. Business--Intellectual Property."

EOS has informed the Company that EOS has obtained the worldwide right to enforce certain U.S. patents owned by 3D Systems. EOS has also informed DTM that EOS may bring patent infringement litigation against DTM in the U.S. courts. It is not possible at this time to predict the outcome of this possible action, although the Company has conducted a review of the 3D patents and believes that it is not infringing or has valid defenses. If such a lawsuit is filed, the Company intends to defend itself vigorously. However, a ruling that would have the effect of allowing EOS to sell rapid protoyping systems that use selective laser sintering in the U.S. could have a material adverse effect on the Company's business and financial performance.

The matter styled John H. Danielson and Thomas E. Harding v. DTM Corporation is currently pending in the 225TH Judicial District in Bexar County, Texas. Following the Company's June 18, 1997 announcement regarding earnings John J. Danielson and Thomas E. Harding (jointly "Plaintiffs") filed suit against the Company on November 18, 1997, in a Texas State Court in Bexar County, Texas. Plaintiffs allege violation of federal and state securities laws in connection with the Company's filings and public disclosures related to its initial public offering on May 2, 1997 (the "IPO"). Plaintiffs have styled their lawsuit as a class action, and seek to represent a purported class of purchasers of the Company's stock in connection with the IPO. Although not formally served as of the date hereof, the Company has been advised that on March 26, 1998, Plaintiffs filed an amended complaint to expand their allegations and to name the following individuals and entities as additional defendants with the Company: John S. Murchison, III, a director and the Company's Chief Executive Officer; D. Lee Tobler, Chairman of the Board of Directors; Marshall O. Larsen and Steven G. Rolls, directors of the Company; and A.G. Edwards and Sons, Inc. and Ladenburg Thalman & Co., Inc., the managing underwriters in the IPO. Plaintiffs seek rescission and damages. If the class were certified as currently described and the case decided in favor of the Plaintiffs, damages could include the proceeds of the Company's IPO or approximately $22.8 million, plus interest and Plaintiffs' attorneys fees. It is not possible at this time to predict the outcome of this lawsuit, although the Company believes that the allegations are without merit and intends to contest them vigorously. However, a ruling unfavorable to the Company could have a material adverse effect on the Company's business and financial performance.

 Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the various actions against the Company, there can be no assurance that additional lawsuits will not be filed against the Company. Further, there can be no assurance that the foregoing actions will not have a disruptive effect upon the operations of the Company's business, or that the resolution of the foregoing actions will not have a material adverse effect upon the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


None.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


The Company's Common Stock is traded on the NASDAQ National Market under the symbol "DTMC." The high and low transaction prices for each quarter of 1997, subsequent to the initial public offering of the Company's Common Stock on May 2, 1997 at $8 per share are set forth below.

                                    Stock Prices
1997                            HIGH            LOW
----                            ----            ---
Second Quarter                 $8 1/2           $     4
Third Quarter                  $    5           $3 1/16
Fourth Quarter                 $3 1/8           $     1

As of February 27, 1998, the Company had 6,286,851 shares of Common Stock outstanding, which were held by approximately 400 beneficial owners, represented by 36 shareholders of record.

The Company has never declared or paid cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company intends to reinvest any earnings in the development and expansion of its business. Furthermore, the Company is now restricted from paying dividends by the terms of its loan agreement with a bank and it expects that this restriction will be part of future borrowing arrangements.

ITEM 6.  SELECTED FINANCIAL DATA


The following table of selected financial data should be read in conjunction with the Financial Statements required by Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operation included in Item 7.



                                                                         Year Ended December 31,
                                                   1997             1996           1995            1994             1993
                                            ------------------------------------------------------------------------------------
                                                                   (In thousands, except share amounts)

 Statements of Operations Data:                                                                                        (C)
      Revenues .............................   $    25,308     $    24,379     $    14,211     $     9,239     $     9,582
         Cost of sales .....................        14,721          14,445           9,676           5,881           7,840
         Gross margin ......................          41.8%           40.7%           31.9%           36.3%           18.2%
         Selling, general and administrative        10,579           9,980           6,620           5,249           5,588
         Research and development ..........         4,871           4,292           3,521           3,840           5,798
         Stock compensation (A) ............         2,927               -               -               -               -
         Interest expense, net .............           325           1,066             530             178             328
         Cost of discontinued registration .             -             752               -               -               -
         Gain on sale of service bureau ....             -               -               -               -            (238)
         Tax benefit (B) ...................          (827)         (1,667)         (2,138)         (1,825)         (3,084)
                                               ---------------------------------------------------------------------------------
      Net loss .............................        (7,288)         (4,489)         (3,998)         (4,084)         (6,650)
                                               =================================================================================
      Net loss per common share - basic ....   $     (1.45)    $     (1.38)    $     (1.23)    $     (1.26)    $     (2.05)
                                               =================================================================================
      Weighted average number of shares
         outstnding ........................     5,034,183       3,243,391       3,243,391       3,243,391       3,243,391

 Balance Sheet Data (at period end):
      Working capital ......................   $     4,964     $     1,622     $       236     $       342     $     1,818
      Total assets .........................        17,548          17,897          10,639           8,560          12,384
      Total debt ...........................           175          15,809           9,076           4,600           3,000
      Total liabilities ....................         8,310          26,382          14,557           8,516           8,306
      Shareholders' equity (deficit) .......         9,238          (8,485)         (3,918)             44           4,078


     ------------------------------------------
     (A) This item is a non-cash stock compensation charge incurred in connection with the May 1997 IPO.
     (B) Tax benefit is an allocation from majority stockholder and is no longer available after May 1997.
     (C) Includes rapid prototyping service bureau activity through December 31, 1993, at which time the Company sold its domestic service bureau. Revenues for the year ended December 31, 1993, include approximately $1.9 million relating to this service bureau.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS, ENVIRONMENT AND RISK FACTORS


The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and the Company's Consolidated Financial Statements and notes thereto as well as the section below under the heading "Risk Factors That May Affect Future Results and Safe Harbor Statement." The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the rapid prototyping and rapid tooling industry. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

With the exception of historical information, the matters discussed below under the heading "RESULTS OF OPERATIONS" and LIQUIDITY AND CAPITAL RESOURCES" may include forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that a number of important factors, including those identified in the section entitled "Risk Factors That May Affect Future Results and Safe Harbor Statement" as well as factors discussed elsewhere in this report and in the Company's other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those forward-looking statements.

OVERVIEW


DTM Corporation develops designs, manufactures, markets and supports, on an international basis, rapid prototyping and rapid tooling systems and related powdered sintering materials and services. The Company's Sinterstation Systems and powdered sintering materials are based on proprietary and patented selective laser sintering technology. The Company was incorporated in 1987, and prior to shipment of its first Sinterstation System in 1992, it derived revenues solely from a service bureau it operated in Austin, Texas.

As more fully described herein, the Company`s revenues have not grown to a level that will support its cost infrastructure; thus it has yet to report a profit in any period. Growth in 1997 tapered to 4%, whereas it had been 72% in 1996 and 54% in 1995. In 1997, the growth experienced in 1996 carried into the first two quarters, but revenues actually decreased in the last two quarters. There was a particularly steep decrease in sales in the third quarter of 1997 and a large loss for that quarter was sustained because of this and other factors.

Calendar year 1997 was disappointing due to continuing losses, ongoing softness in the North American markets, increased price competition world-wide, including currency effects, and changes in anticipated product mix. In addition, the Company's RapidTool process is taking longer than previously anticipated to become a significant factor with customers.

In mid-1997, the Company initiated several internal programs to make the Company's products more competitive in terms of capability and on price and to lower its expenses. First, the Company began development of several sintering materials for making new and improved metal tooling and cores in order to increase the acceptance of the Company's Sinterstation Systems for these types of applications. Additional sand core powdered sintering materials were available by the end of 1997. Second, a project was accelerated to reduce the cost of the Company's Sinterstation System to make it more competitive. Third, a cost containment and reduction program was directed at freezing or reducing overhead expenses to a level commensurate with the Company's current growth. However, there can be no assurance that the Company will be able to successfully implement any or all of these initiatives. Any failure to do so could have a material effect on the Company, its financial condition and results of operations.

To achieve profitable operations, the Company must grow, while improving its gross margins and containing its costs. There can be no assurance that the Company's gross margins will improve in the face of expected future price declines or other adverse factors and that failure to maintain the Company's gross margins could have a material adverse effect on the Company's financial condition and results of operations

A sale by the Company of one of its Sinterstation Systems can generate revenues of over of $500,000 upon shipment. Thus the delay or acceleration of a small number of systems can materially affect the operating results of the quarters involved. Furthermore, new product introductions, seasonality of customer buying patterns and other factors can cause fluctuations in quarterly operating results.

RESULTS OF OPERATIONS


The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues and certain cost of sales data as a percentage of respective product revenues and service and support revenues.

                                                   Year Ended December 31,
                                                 1997       1996       1995
                                             -----------------------------------

Revenues:
       Products ............................      89.0%     90.5%     88.9%
       Service and support .................      11.0       9.5      11.1
                                                 -----     -----     -----
             Total revenues ................     100.0     100.0     100.0
Gross profit:
       Products ............................      43.1      41.0      30.3
       Service and support .................      31.2      38.3      44.7
             Total gross profit ............      41.8      40.7      31.9
Operating expenses:
       Selling, general and administrative .      41.8      40.9      46.6
       Research and development ............      19.2      17.6      24.8
       Stock compensation (EAP) ............      11.6       -         -
                                                 -----     -----     -----
             Total operating expenses ......      72.6      58.5      71.4
Other income (expense):
       Interest expense, net ...............      (1.3)     (4.4)     (3.7)
       Cost of discontinued registration ...                (3.1)
                                                 -----     -----     -----
             Total other income (expense) ..      (1.3)     (7.5)     (3.7)
Loss before income tax benefit allocated
       from BFGoodrich .....................     (32.1)    (25.3)    (43.2)
Income tax benefit allocated from BFGoodrich       3.3       6.9      15.1
                                                 -----     -----     -----
Net loss ...................................     (28.8)%   (18.4)%   (28.1%)
                                                 =====     =====     =====

Revenues. Revenues increased 3.8% to $25.3 million in 1997 as compared to $24.4 million in 1996 and $14.2 million in 1995. The growth in revenues in 1997 was attributable to market growth internationally as revenues derived internationally grew by approximately 30% to $15.8 million, while revenues derived from customers in North America declined by approximately 22% to $9.5 million. The growth in 1997 was also attributable to manufacturers and others engaged in product development as sales to these customers grew by approximately 14% to $15.6 million, while revenues derived from service bureaus declined by approximately 9% to $9.7 million. Rapid prototype service bureaus are primarily based in North America.

The growth in 1997 occurred in the first two quarters of 1997, with revenues contracting in the last two quarters of 1997. See "SELECTED QUARTERLY RESULTS" below. Unit volumes of Sinterstation Systems and most powdered materials increased slightly during 1997.

As stated above, the Company's 1997 international revenues were $15.8 million or 62% of total revenues, compared to 50% and 34% of total revenues in 1996 and 1995, respectively. Germany was the only foreign country from which more than 10% of the Company's revenues were derived. Revenues derived from German customers amounted to approximately 27%, 23% and 15% of total revenues in 1997, 1996 and 1995, respectively. Except in Germany, the Company's international revenues were primarily denominated in U. S. dollars. The Company does not hedge all of its foreign currency exchange rate risk. The effect of foreign exchange rate fluctuations on exchange transactions and translation of foreign operations did not have a significant impact on the Company's operating results in any period. However, in 1997 DTM did experience downward pressure on its international prices as the U.S. dollar strengthened significantly against most European and Asian currencies. If this strengthening continues, the Company expects continued downward pressure on the Company's sales prices in the international markets.

Revenues in past periods may not be indicative of revenues in the future, which may be affected by other business environment and risk factors previously discussed, as well as other factors included elsewhere herein.

Gross Profit. Gross profit was $10.6 million or 41.8% of revenue in 1997, compared to $9.9 million or 40.7% and $4.5 million or 31.9% of total revenue in 1996 and 1995, respectively. The gross profit increase was due to sequentially higher worldwide unit volume each year. The gross margin percentage increase in 1997 was affected primarily by a product mix shift toward powdered materials, including increased volumes of nylon powders. The gross margin percentage increase in 1996 was affected primarily by the introduction of the Sinterstation 2500. The service and support gross margin has been declining due primarily to the cost of servicing certain international customers.

The Company believes there is a risk that gross margin percentages may decline in the face of the soft North American market and the strong U.S. dollar. Other factors, including changes in material and labor costs, may also have an adverse effect on gross margins. Past gross margins are not necessarily indicative of future gross margins.

Selling, General and Administrative Expense. Selling, general and administrative expense was $10.6 million or 41.8% of revenues in 1997, compared to $10.0 million or 40.9% of revenues and $6.6 million or 46.6% of revenues in 1996 and 1995, respectively. The increase in both 1997 and in 1996 was primarily related to the increased costs associated with sales and sales support staffs and commission expense resulting from higher sales levels. Selling, general and administrative expense may vary as a percentage of revenues in the future.

Research and Development Expense. Research and development expense grew by 13.5% to $4.9 million in 1997, from $4.3 million in 1996 and $3.5 million in 1995. As a percentage of revenues, research and development expense was 19.2%, 17.6% and 24.8% in 1997, 1996 and 1995, respectively. The increase in expense relates to the Company's continued development of enhancements to and lower the manufactured cost of its current products and to the development of new powdered sintering materials. During the year, the Company continued development in the areas of powdered materials for use in rapid prototyping, powdered materials for use in rapid tooling and reducing the manufactured cost of the Sinterstation Systems. In 1996, the Company developed the Sinterstation model 2500. The Company plans to continue its commitment to research and development in 1998, as the Company believes that the markets for its products are characterized by technological innovation for hardware, software and powdered materials. Research and development expense may increase in absolute dollars in future periods, and such expenditures may vary as a percentage of sales. There can be no assurance that the Company's research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be affected by other factors.

Stock Compensation (EAP). In connection with the 1997 IPO, the Company incurred a one-time non-cash stock compensation expense of approximately $2.9 million as a result of previously outstanding stock appreciation rights converting by formula into immediately vested stock options at exercise prices below the market value of the common stock. This charge was recorded in the second quarter.

Interest Expense. Net interest expense for 1997 was $325,000, a decrease of $741,000 compared to interest expense of $1.1 million for 1996 and $530,000 in 1995. This reflects the increase in the average daily balance of the Company's outstanding indebtedness over 1996 and into May 1997, and then a decrease when the Company repaid substantially all of the then outstanding indebtedness out of the proceeds of the IPO.

Cost of Discontinued Registration. In the fourth quarter of 1996, the Company expensed $752,000 of legal, accounting and other professional services related to an attempted initial public offering, which was commenced in 1996 and postponed.

Income Taxes. As a result of its tax sharing arrangement with BFGoodrich, the Company was allocated an income tax benefit of $827,000 in 1997 compared to $1.7 million in 1996 and to $2.1 million in 1995. In May 1997, BFGoodrich ownership interest fell below 80% and such benefits are no longer available to the Company. In the fourth quarter of 1997 the Company recorded the final accounting for this tax allocation arrangement.

Net Loss. The Company had net losses of $7.3 million, $4.5 million and $4.0 million in 1997, 1996 and 1995, respectively.

SELECTED QUARTERLY RESULTS


The following table sets forth certain unaudited quarterly results of operations for the three-month periods ended March 31, 1996 through December 31, 1997. This information has been presented on substantially the same basis as the audited consolidated financial statements appearing elsewhere herein. The unaudited quarterly results of operations should be read in conjunction with the Company's audited consolidated financial statements and related notes. The quarterly financial information presented herein should not be relied upon as an indication of future quarterly performance. In 1997, the quarterly increase (decrease) in revenues in comparison to the comparable period in the prior year was 38.6%, 22.4%, (24.5)% and (17.5)% in the first, second, third and fourth quarters, respectively.


                                              March         June      September     December
                                           ----------------------------------------------------
1997:
     Revenues ...............................   $ 8,023     $ 6,799     $ 2,852     $ 7,634
        Cost of sales .......................     4,541       4,051       1,714       4,415
        Gross margin ........................      43.4%       40.4%       39.9%       42.2%
        Selling, general and administrative .     2,957       3,066       2,266       2,290
        Research and development ............     1,133       1,260       1,203       1,275
        Stock compensation  (A) .............         -       2,927           -           -
        Interest expense (income), net ......       300          61         (39)          3
        Tax expense (benefit) (B) ...........      (197)       (310)         29        (349)
                                                --------------------------------------------
     Net loss ...............................   $  (711)    $(4,256)    $(2,321)        $ -
                                                ============================================
     Net loss per common share - basic ......   $ (0.22)    $ (0.82)    $ (0.37)        $ -
                                                ============================================

1996: .......................................                                           (C)
     Revenues ...............................   $ 5,790     $ 5,556     $ 3,776     $ 9,257
        Cost of sales .......................     3,469       3,342       2,185       5,449
        Gross margin ........................      40.1%       39.8%       42.1%       41.1%
        Selling, general and administrative .     2,038       2,272       2,526       3,144
        Research and development ............       951         947       1,198       1,196
        Interest expense, net ...............       219         248         257         342
        Cost of discontinued registration ...         -           -           -         752
        Tax benefit (B) .....................      (319)       (354)       (781)       (213)
                                                --------------------------------------------
     Net loss ...............................   $  (568)    $  (899)    $(1,609)    $(1,413)
                                                ============================================
     Net loss per common share - basic ......   $ (0.18)    $ (0.28)    $ (0.50)    $ (0.44)
                                                ============================================

        --------------------------------------
        (A) This item is a non-cash stock compensation charge incurred in connection with the May 1997 IPO.
        (B) Tax benefit is an allocation from majority stockholder and is no longer available after May 1997. A final accounting was made in the three months ended December 31, 1997.
        (C) Selling, general and administrative expenses for the three months ended December 31, 1996 include unusual expenses of $250,000 for severance costs and $268,000 of bad debt expense.
        (D) Annual net loss per share does not equal the sum of the individual quarters due to differences in the average number of shares outstanding during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES


Since the Company's inception, cash used by the Company for operations and capital investment has exceeded cash generated by the Company. Through May 1997, the Company generally had financed its needs through collection of revenues and transactions with BFGoodrich and borrowings from commercial banks and other short-term sources.

In May 1997, the Company issued common shares in an initial public offering. The net proceeds of approximately $20.7 million were used to pay off substantially all of the Company's then outstanding debt and to add approximately $6.0 million to working capital.

Net cash used in operating activities (before working capital changes) was $2.0 million in 1997, while it was $2.3 million in 1996 and $1.5 million in 1995. Working capital used cash of $932,000 in 1997, $1.8 million in 1996 and $85,000 in 1995. The Company's working capital needs increase during periods of rapid growth such as occurred in 1996 because of a number of factors, including the duration of the Company's manufacturing cycle and collection cycle. In 1997 the growth tapered and receivables were a source of cash that was applied to reduce current a liabilities. However, a $1.0 million increase in inventories during 1997 used a corresponding amount of cash. The Company attributes this build-up in inventories to slower than expected sales in the third and fourth quarters. The Company believes that the level of finished goods on hand at December 31, 1997 will be reduced during 1998, as it sells off this inventory.

For the years ended December 31, 1997, 1996 and 1995, BFGoodrich allocated to the Company approximately $827,000, $1.7 million and $2.1 million, respectively, for tax benefits resulting from inclusion of the Company in the consolidated income tax return of BFGoodrich. Such amounts are included in "Due to/from BFGoodrich" in changes in assets and liabilities used in operating activities (working capital) in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements. See Note 9 to the Consolidated Financial Statements.

The Company's investing activities include expenditures for patents and licenses, capitalized software costs and furniture and equipment, principally consisting of the Company's Sinterstation Systems built for internal use and rental purposes. Net cash used by investing activities was approximately, $1.7 million, $3.0 million and $2.4 million in 1997, 1996 and 1995, respectively. For 1998, the Company has budgeted for capital expenditures of approximately $1.9 million.

The Company currently has a $2.0 million line of credit with Chase Bank, Texas NA, with no amounts outstanding, due in April 1999. Borrowings under this line of credit bear interest at prime plus 1.5%. Borrowings under this line must be approved in advance by BFGoodrich, which has provided its guarantee of the line to Chase Bank, Texas NA. There can be no assurance that BFGoodrich will approve such bank loans when and if requested by DTM. In addition BFGoodrich has expressed its intention to divest its interest in the Company. If BFGoodrich were to divest its interest in the Company, it is unlikely that it would subject itself to additional guarantee exposures under the bank agreement.

The Company believes that it has the financial resources needed to meet business requirements, including capital expenditures, working capital requirements, the debt obligations outstanding and operating lease commitments for facilities at least through the next twelve months. However, there can be no assurance that this will be the case.

EFFECT OF INFLATION


The Company's business operations are subject to inflationary pressures. Due to the competitive environment in this industry, there can be no assurance that the Company will be able to increase prices in the event of increased labor and material costs.

YEAR 2000 PLAN


The Company believes that its Sinterstation Systems have no exposures with respect to the year 2000 issue.

The Company has begun to develop a plan to upgrade or replace its information technology to recognize the year 2000 and begun to evaluate packaged software solutions. The Company currently expects the project to be substantially completed by early 1999 and to cost between $50,000 and $150,000. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. The Company does not expect this project to have a significant effect on operations. As of December 31, 1997, approximately $10,000 was expensed.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND SAFE HARBOR STATEMENT


Investors are cautioned that this Form 10-K contains forward-looking statements that involve risks and uncertainties, including the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and working capital; (iii) the Company's business is highly competitive and the entrance of new competitors or the expansion of the operations by existing competitors in the Company's markets could adversely affect the Company's plans and results of operations. In addition, the Company identifies the risk factors discussed below which may affect the Company's actual results and may cause actual results to differ materially from those contained in forward looking statements.

LIMITED OPERATING HISTORY AND LACK OF PROFITABILITY. The Company was incorporated in 1987, and prior to shipment of its first Sinterstation Systems in 1992, it derived revenues solely from a rapid prototyping service bureau that it operated in Austin, Texas. The Company has been unprofitable from its inception; most recently recognizing a net loss of approximately $7.3 million for the year ended December 31, 1997. There can be no assurance that the Company can achieve or maintain profitability in the future.

EMERGING RAPID PROTOTYPING MARKET. The market for rapid prototyping products and services is in an early stage of development and includes multiple, competing technologies, many of which are not yet fully developed. Participants in this market are moving to address new applications, many of which may not yet be known or accepted by potential users. Rapid prototyping requires that a CAD file describe a design. Organizations who are not using CAD are not, generally, potential customers for rapid prototyping products and services. Significant education of the end user in both CAD modeling and rapid prototyping in general has in some cases been a prerequisite to product acceptance. It is not clear at this time which one or more technologies will gain broad market acceptance. There can be no assurance that DTM will emerge as a market leader, or even a major market participant, as the market matures.

EMERGING RAPID TOOLING MARKET. The market for rapid tooling products and services is even in an earlier stage of development than rapid prototyping. Participants in this market are moving to address new applications, many of which may not yet be known or accepted by potential users. The Companies who make tooling using traditional machining methods have made large capital investments in traditional equipment and have mature infrastructures for doing so and may be highly resistant both on financial and cultural basis to adopting new technologies. There can be no assurance that rapid tooling technologies will evolve to the point that the perceived value will overcome those obstacles. There can be no assurance that DTM will emerge as a market leader, or even a major market participant, as the market matures.

PENDING CLASS ACTION LITIGATION. The Company is the defendant in a matter styled as a class action that is pending in a Texas State court. The plaintiffs seek recission of the May 1997 IPO and the return to certain shareholders the proceeds of that IPO of approximately $22.8 million, plus interest and costs. An adverse judgment may have a material adverse effect on the Company's business and financial performance. See "Item 3. Legal Proceedings"

COMPETITION. The market for rapid prototyping systems is intensely competitive. In marketing its Sinterstation Systems, the Company experiences competition from many sources. Certain of the Company's competitors are better known and have greater financial, research and development, production and marketing resources than DTM. Competition has increased as a result of the introduction of new products or product enhancements by these competitors or the entry into the industry by other companies. Industry analysts have estimated that the worldwide market for rapid prototyping grew in 1997 by 20%. In 1997, the Company's revenues lagged the overall industry and grew by only 4%. Increased competition has resulted in price reductions, reduced margins and loss of market share, all of which have materially adversely affected the Company's business and financial results. See "Item 1. Business--Competition."

LIMITED PRODUCT COMPANY. The Company currently offers two models of Sinterstation Systems for sale. The sale of Sinterstation Systems comprised 66% of revenues in both 1997 and 1996. The remaining revenues were comprised of sales of sintering materials, spare parts and services to the installed base of Sinterstation owners. The Sinterstation Systems are priced at the premium end of the range of today's rapid prototyping products and are sold on the basis of performance and suitability to specific applications. In a downturn or even in a soft market the Company's dependance upon a limited range of products, as opposed to a wide range of products at different price points, has caused the Company's financial performance to be adversely affected.

CAPITAL RESOURCES. The Company's future capital requirements will depend on a number of factors, including its profitability, growth rate, working capital requirements, expenses associated with protection of its patents and other intellectual property and costs of future research and development activities. It is typical of developing technology companies to need large amounts of capital to fund growth. BFGoodrich, the Company's majority shareholder, has been a significant source of debt and equity funding in the past. BFGoodrich has indicated to the Company that BFGoodrich has no plans to provide future funding. In 1997, cash used in operating activities (before working capital changes) amounted to $2.0 million and net cash used for capital expenditures was $1.8 million for a total of $3.8 million, which was financed, primarily, through the proceeds of the IPO. At December 31, 1997, DTM had working capital of $5.0 million. Future operating results will depend, in part, on the Company's ability to obtain and manage capital sufficient to finance its business. The inability of the Company to secure capital funding sufficient to meet its needs could have a material adverse effect on the Company's business and financial performance.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS. Protection of the Company's intellectual property is an important factor in its ability to be successful in a highly competitive market that is subject to rapid technological changes. However, it is expensive and consumes a significant portion of time of DTM's officers. Patent and license capital expenditures were $620,000, $698,000 and $247,000 in 1997, 1996 and 1995, respectively. Royalty expense, included in cost of sales, was $552,000, $676,000 and $424,000 in 1997, 1996 and 1995,
respectively. In addition, certain litigation expenses were included in Selling, General and Administrative expense in 1997, 1996 and 1995.

In pursuing protection for its proprietary rights in its Sinterstation Systems, materials and related technology, the Company currently relies on a combination of patent, copyright, trademark and trade secret rights, as well as contractual provisions. The Company typically seeks patent protection for its selective laser sintering technology, including, where deemed appropriate, the selective laser sintering process, the Sinterstation Systems and the materials used in the Sinterstation Systems. However, patent protection may not always be available. There can be no assurance that patents will be issued under any or all of the patent applications to which the Company has rights. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

Furthermore, the Company can give no assurance that the issued patents to which it holds rights will be adequate to protect its interests or, if challenged, held valid. The Company's competitors could develop non-infringing systems, materials or technologies that are equivalent or superior to those of the Company. Competitors currently do and also may practice technology covered by DTM's patents or other legal or contractual protections regardless of the fact that it is legally protected, forcing the Company to engage in costly litigation to defend its interests. While DTM defends its intellectual property vigorously, there can be no assurance that it will be successful in its various litigations in many countries. If the Company were unsuccessful in enforcing its intellectual property rights or other contractual rights in the context of third-party offers to sell selective laser sintering systems or sintering powders or if the Company were found to have violated state or federal antitrust laws, the Company's future revenues might be adversely affected. In 1997, a court granted a temporary summary judgment, ruling that a customer had been given an implied personal license by DTM to one of DTM's patented sintering materials. This ruling has been appealed by the Company. The inability of the Company to successfully establish and defend its intellectual property rights could have a material adverse effect on the Company's business and financial performance. See "Item 1. Business--Intellectual Property" and "Item 3. Legal Proceedings."

Unrelated third parties hold many patents and pending patent applications under which the Company is not a licensee that relate to the design and manufacture of rapid prototyping systems and materials. If such a third party brought infringement litigation against the Company, and if the Company was not successful in defending such litigation or in obtaining a license, the Company's business and financial performance could be materially adversely affected. The Company has been threatened with such litigation by a competitor. See "Item 1. Business--Intellectual Property" and "Item 3. Legal Proceedings."

Certain key intellectual property used in the selective laser sintering process is licensed to the Company by The University of Texas System. As a licensee, the Company's rights to practice the technology are not absolute. The University of Texas could terminate, attempt to terminate or amend the license if the Company could be shown to be in material default of the terms of the license. Even if DTM has a basis for objection, defense of its rights as a licensee could be costly and the outcome would be uncertain. Loss of significant rights as a licensee under this license could have a material adverse effect on the Company's business and financial performance. See "Item 1. Business-- Intellectual Property."

MANAGEMENT OF VARYING GROWTH. DTM has experienced varying revenue growth since 1991, recognizing increases in total net revenues from approximately $1.1 million in 1991 to approximately $25.3 million in 1997. In the third quarter of 1997, revenues began to contract overall and throughout 1997 its revenues derived from North America contracted while its revenues derived from international markets expanded rapidly. Also, in 1997 the Company's revenues from customers directly involved in product development expanded while its revenues derived from service bureaus contracted. This varying growth has, from time to time, strained its management resources and systems. DTM's ability to manage its varying growth effectively will depend on, among other things, its ability to increase the capability and quality of its operational, financial and management information systems and controls and to train, motivate, in some cases re-deploy, manage and retain its employees. There can be no assurance that the Company will experience future growth or be successful in managing any future growth. Failure to manage or enter into any future growth could have a material adverse affect on the Company's business and financial performance.

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS. The Company's revenues and operating results have varied substantially from quarter to quarter and may continue to do so. DTM typically experiences a relatively long lead-time to complete a Sinterstation System sale and has historically experienced no backlog. Furthermore, new product introductions, seasonality of customer buying patterns and other factors can cause fluctuations in quarterly results. These fluctuations have and may continue to preclude the Company from managing its operating results effectively from quarter to quarter. Further, a majority of the sales of the Company's Sinterstation Systems occur at the end of the quarter. As the duration of the current manufacturing cycle is approximately 19 weeks, this has a significant impact on the Company's ability to control its inventories. The bunching of sales at the end of the quarter also negatively impacts the Company's ability to predict sales, control sales prices and enforce its standard terms. The failure of the Company to complete a particular Sinterstation System sale in any given quarter can have a material adverse effect on the Company's business and financial performance for that quarter and quarterly fluctuations could cause a material adverse effect on the price at which the Common Stock trades. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Selected Quarterly Results" and "Item 1. Business--Seasonality."

NEW PRODUCTS; ENGINEERING TESTING DELAYS. The Company's ability to achieve and maintain a significant market share depends heavily on its ability to improve the perceived value of its Sinterstation

Systems, through a combination of lower installed cost, lower operating costs, higher productivity and improved ease of use. In addition, DTM must introduce new and innovative products that facilitate increased use and more specialized applications of existing products. DTM cannot predict with any certainty the degree to which its ongoing research and development efforts in the areas of Sinterstation System and materials enhancements will be successful or, if so, when. In addition, the Company can provide no assurance of its future success in selecting, developing, manufacturing and marketing new products. When the Company or its competitors announce new products with capabilities or technologies that have the potential to replace the Company's existing product offerings, customers sometimes defer or forego purchases of existing Company products. This could materially adversely affect the Company's business and financial performance. While the Company performs testing prior to releasing new product designs or product enhancements, products may contain unforeseen errors or performance problems. The correction of errors and problems in new products could cause delays in product introductions or shipments, require design modifications to previously shipped products or cause adverse publicity, any of which can adversely affect the Company's business and financial performance.

DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a substantial extent on certain key employees. Losing the services of one or more key employees could have a material adverse effect on the Company's business and financial performance. The Company's success also depends on its ability to continue to attract highly talented technical personnel. Candidates with appropriate training and expertise may be in short supply in the geographic areas where the Company is attempting to recruit personnel. While the Company has put in place incentive compensation plans intended to provide motivation for continued employment of key employees, most of the employees are not a party to employment or non-competition agreements with the Company. During the last half of 1997, several executive officers left the Company, including the Vice Presidents of Engineering and Marketing and the Chief Financial Officer. The exercise prices of employee stock options have generally been above market value since 1997, management incentive goals have not been met for the past two years and certain sales force incentive goals were not met last year. The Company can give no assurance that it will be able to retain employees or continue to attract, assimilate and retain other skilled personnel.

DEPENDENCE ON THIRD-PARTY SUPPLIERS. The Company subcontracts for manufacture of Sinterstation System components, powdered sintering materials and accessories from single-source, third-party suppliers. A disruption in supply or failure of a supplier to remain competitive in functionality or price could have a material adverse effect on the Company's sales or reputation for timely delivery, and, hence, on the Company's business and financial performance. See "Item 1. Business--Manufacturing."

INTERNATIONAL OPERATIONS. The Company competes on an international basis through its wholly owned subsidiary located in Germany and through export sales derived from its United States sales operations, principally to the Pacific Rim, Europe (excluding Germany) and South America. In 1997, approximately 62% of the Company's sales were made to customers outside of the United States. The Company expects that sales to customers in countries outside of the United States will continue to make up a significant percentage of total sales. Fluctuations in exchange rates as well as interest rates have significantly affected DTM's sales in foreign markets. In particular, a strengthening U.S. dollar has adversely affected the price competitiveness on revenues realized on DTM's sales of products and services.

The Company also maintains a subsidiary for sales and technical support in Europe. In addition, exchange rates have adversely affected the value of receivables arising from foreign sales. The Company does engage in some hedging to limit the currency exchange risk related to some sales. There can be no assurance that the Company's exposure risks associated with to international operations will not have a material adverse effect on its liquidity, capital resources and results of operations. The regulatory environment, including import/export laws, protective trade policies and currency controls of foreign governments, also could materially adversely affect the Company's business and financial performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CONTROL OF THE COMPANY. BFGoodrich owns approximately 50.2% of the outstanding Common Stock. At this percentage, BFGoodrich could control elections of the Company's Board of Directors and could control or substantially affect the outcome of certain matters submitted to the Company's shareholders for their vote or consent, and to prevent or delay a change in control of the Company. BFGoodrich has advised the Company that its interest in DTM is primarily financial and that it intends to divest its interest in the Company. The Company cannot predict the effect of a sale of a controlling interest in the Company; although, depending on the identity of the purchaser and its reason for acquiring control of the Company, minority shareholders could be adversely affected.

LOSS OF TAX ALLOCATION AGREEMENT AND OTHER BENEFITS FROM BFGOODRICH. As a result of the IPO, the ownership of outstanding Common Stock by BFGoodrich decreased to less than 80%. BFGoodrich is no longer able to include DTM's income or loss in BFGoodrich's consolidated federal income tax return; consequently, DTM has lost the benefit of the tax allocation agreement between DTM and BFGoodrich effective May, 1997. Without the tax benefit allocated from BFGoodrich, the Company's net loss for 1997 would have increased from approximately $7.3 million to approximately $8.1 million. To the extent the Company incurs future losses, the resulting tax loss carryforward would be deferred until sufficient income is generated by DTM to utilize the carryforward.

Historically, DTM has received certain tangible and intangible benefits from BFGoodrich. For example, BFGoodrich currently provides DTM participation in a group program for various types of business insurance. This arrangement is on terms that could be considered more favorable to the Company than those that would be available to DTM in arms-length transactions with unrelated vendors, principally because DTM is able to take advantage of cost efficiencies experienced by BFGoodrich due to the size of its operations. DTM will be ineligible to take part in some insurance once BFGoodrich no longer owns a majority of the outstanding Common Stock. Either party has the option to terminate any of such arrangements at any time. In addition as of December 31, 1997, DTM had a current liability to BFGoodrich in the amount of $909,000. This amount is currently non-interest bearing and is due on demand. The balance is the result of certain payments made by BFGoodrich on behalf of DTM. This arrangement could change at any time.

POSSIBLE ISSUANCE OF PREFERRED STOCK. The Company's Articles of Incorporation authorize the issuance of up to 3,000,000 shares of preferred stock, $.001 par value (the "Preferred Stock"), the terms of which would be determined by the Board of Directors at the time of issuance, without further shareholder approval. The Board of Directors would determine whether these shares would carry voting rights, preferences in the payment of dividends, sinking fund provisions and liquidation, redemption or conversion rights, if any. The Company has no current plans to issue Preferred Stock. However, if such stock is issued in the future, the rights of the holders of Common Stock could be materially adversely affected. It is possible that the Board of Directors could grant future holders of Preferred Stock rights that could restrict the Company's ability to merge or sell its assets to a third party, resulting in preservation of the control of the Company by its then current owners. The Preferred Stock provisions of the Company's Articles of Incorporation could inhibit a third party from acquiring a significant amount of the Common Stock, thereby delaying or preventing changes of the management or control of the Company, and possibly materially adversely affecting the Common Stock price as a result.

SHARES ELIGIBLE FOR FUTURE SALE. All shares of the Common Stock owned by BFGoodrich are freely tradeable, subject to volume limitations of Rule 144. In addition, BFGoodrich has rights to require the Company to register sales of its shares of Common Stock under the Securities Act in certain circumstances.

DTM employees hold immediately exercisable options to purchase 553,150 shares of Common Stock under the Equity Appreciation Plan. The Company registered the issuance and the sale of the shares of Common Stock that would be issued upon exercise of options under the Equity Appreciation Plan on a Form S-8 Registration Statement. As a result, the Common Stock acquired by employees of DTM upon exercise of options outstanding under the Equity Appreciation Plan will be freely tradeable (subject to compliance with certain provisions of Rule 144, in the case of affiliates of the Company).

Sales of shares of Common Stock into the market by current shareholders or employees exercising options could cause a decline in the price of such stock.

MARKET VOLATILITY. The Company is listed for quotation of the Common Stock on the NASDAQ National Market. Historically, the stock market has experienced volatility that has particularly affected the market price of common stock of technology-related companies. That volatility sometimes has been unrelated to the operating performance of such companies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Information related to quantitative and qualitative disclosure regarding market risk is set forth under the captions "Marketing and Customers" in Item 1 and in Managements Discussion and Analysis of Financial Condition and Results of Operations and the risk factors under Item 7 above. Such information is incorporated by reference herein

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   PAGE
Report of Independent Auditors                                                                         26
Consolidated Balance Sheets as of December 31, 1997 and 1996                                           27
Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995             29
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31,             30
 1997, 1996 and 1995
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995             31
Notes to Consolidated Financial Statements                                                             32

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
DTM Corporation

We have audited the consolidated balance sheets of DTM Corporation and its subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DTM Corporation and its subsidiary at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                  Ernst & Young LLP
Austin, Texas
February 20, 1998

                                DTM Corporation

                          Consolidated Balance Sheets
                      (In thousands, except share amounts)




                                                                                      DECEMBER 31,
                                                                                   1997          1996
                                                                             ----------------------------
Assets
Current assets:
  Cash                                                                              $ 2,050       $   329
  Accounts receivable, net of allowance for doubtful
    accounts of $495 in 1997 and $640 in 1996                                         4,981         7,205
  Inventory                                                                           5,839         4,835
  Prepaid expenses and other                                                            404           595
                                                                             ----------------------------
Total current assets                                                                 13,274        12,964

Property, net                                                                         2,299         3,057
Capitalized software development costs, net of
  accumulated amortization of $517 in 1997 and $292 in 1996                             753           848
Patent and license fees, net of accumulated amortization
  of $1,097 in 1997 and $766 in 1996                                                  1,080           791
Other noncurrent assets                                                                 142           237
                                                                             ----------------------------

Total assets                                                                        $17,548       $17,897
                                                                             ============================

                                                                                        DECEMBER 31,
                                                                                    1997            1996
                                                                             -------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                                                    $  3,839        $  5,845
Due to BFGoodrich                                                                        909             614
Deferred revenues                                                                      1,604           1,474
Accrued expenses and other liabilities                                                 1,783           2,640
Short-term borrowings                                                                    175             769
                                                                             -------------------------------
Total current liabilities                                                              8,310          11,342

Note payable to BFGoodrich                                                                 -           4,000
Notes payable to banks                                                                     -          11,040

Commitments and contingencies

Shareholders' equity (deficit):
  Preferred Stock, $.001 par value, 3,000,000 shares
    authorized, no shares issued and outstanding                                           -               -
  Common stock, $.0002 par value, 60,000,000 shares
    authorized, 6,286,851 and 3,243,391 shares issued
    and outstanding at December 31, 1997 and 1996,
    respectively                                                                           1               1
Additional paid-in capital                                                            50,256          28,019
Stock options outstanding                                                              2,905               -
Accumulated deficit                                                                  (43,757)        (36,469)
Cumulative translation adjustment                                                       (167)            (36)
                                                                             -------------------------------
Total shareholders' equity (deficit)                                                   9,238          (8,485)
                                                                             -------------------------------
Total liabilities and shareholders' equity (deficit)                                $ 17,548        $ 17,897
                                                                             ===============================

See accompanying notes.

                                DTM Corporation

                     Consolidated Statements of Operations
                      (In thousands, except share amounts)



                                                                              YEAR ENDED DECEMBER  31,
                                                                        1997            1996            1995
                                                                 -----------------------------------------------
Revenue:
   Products                                                           $   22,530      $   22,070      $   12,632
   Service and support                                                     2,778           2,309           1,579
                                                                 -----------------------------------------------
                                                                          25,308          24,379          14,211
Cost of sales:
   Products                                                               12,809          13,021           8,803
   Service and support                                                     1,912           1,424             873
                                                                 -----------------------------------------------
                                                                          14,721          14,445           9,676
                                                                 -----------------------------------------------
Gross profit                                                              10,587           9,934           4,535

Operating expenses:
   Selling, general and administrative                                    10,579           9,980           6,620
   Research and development                                                4,871           4,292           3,521
   Stock compensation (EAP)                                                2,927               -               -
                                                                 -----------------------------------------------
                                                                          18,377          14,272          10,141
                                                                 -----------------------------------------------
Operating loss                                                            (7,790)         (4,338)         (5,606)

Other income (expense):
   Interest expense, net                                                    (325)         (1,066)           (530)
   Cost of discontinued registration                                           -            (752)              -
                                                                 -----------------------------------------------
                                                                            (325)         (1,818)           (530)
                                                                 -----------------------------------------------

Loss before income tax benefit allocated
    from BFGoodrich                                                       (8,115)         (6,156)         (6,136)
Income tax benefit allocated from
   BFGoodrich                                                                827           1,667           2,138
Net loss                                                              $   (7,288)     $   (4,489)     $   (3,998)
                                                                 ===============================================

Net loss per common share  basic                                          $(1.45)         $(1.38)         $(1.23)
                                                                 ===============================================
Weighted-average number of shares
   outstanding                                                         5,034,183       3,243,391       3,243,391
                                                                 ===============================================
Pro forma, giving effect to stand-alone
   taxation:
      Net loss                                                        $   (8,115)
                                                                 ===============
      Net loss per share                                              $    (1.61)
                                                                 ===============
      Number of shares used                                            5,034,183
                                                                 ===============

See accompanying notes.

                                DTM Corporation

           Consolidated Statements of Shareholders' Equity (Deficit)
                      (In thousands, except share amounts)

                                                              Additional   Stock Options                   Cumulative
                                                    Common      Paid-in     Outstanding    Accumulated    Translation
                                          Shares    Stock       Capital                      Deficit       Adjustment      Total
                                       -------------------------------------------------------------------------------------------
Balance at January 1, 1995               3,243,391      $1      $28,019        $               $(27,982)       $   6   $    44
   Net loss                                                                                      (3,998)                (3,998)
   Translation adjustment                                                                                         36        36
                                       -------------------------------------------------------------------------------------------
Balance at December 31, 1995             3,243,391       1       28,019                         (31,980)          42    (3,918)
   Net loss                                                                                      (4,489)                (4,489)
   Translation adjustment                                                                                        (78)      (78)
                                       -------------------------------------------------------------------------------------------
Balance at December 31, 1996             3,243,391       1       28,019                         (36,469)         (36)   (8,485)
   Net loss                                                                                      (7,288)                (7,288)
   Translation adjustment                                                                                       (131)     (131)
   Conversion of BFGoodrich debt           187,500                1,500                                                  1,500
   Issuance of common stock in
      public offering, net of expenses   2,852,191               20,707                                                 20,707
   Stock compensation (EAP)                                                     2,927                                    2,927
   Exercise of common stock options          3,769                   30           (22)                                       8
                                       -------------------------------------------------------------------------------------------
Balance at December 31, 1997             6,286,851      $1      $50,256        $2,905          $(43,757)       $(167)  $ 9,238
                                       ===========================================================================================

See accompanying notes.

                                DTM Corporation

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              1997           1996           1995
                                                                        --------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                      $ (7,288)       $(4,489)       $(3,998)
Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation and amortization                                              2,341          2,170          2,487
      Stock compensation (EAP) expense                                           2,927              -              -
      Loss on disposal of equipment                                                  -              -             32
      Changes in assets and liabilities used in
         operating activities:
            Accounts receivable                                                  2,224         (4,264)        (1,314)
            Inventory                                                           (1,004)        (2,692)           157
            Due to/from BFGoodrich                                                 295            995         (1,064)
            Prepaid expenses and other assets                                      286           (310)           (90)
            Accounts payable                                                    (2,006)         3,343          1,469
            Deferred revenues                                                      130            569            103
            Accrued expenses and other liabilities                                (857)           566            654
                                                                        --------------------------------------------
Net cash used in operating activities                                           (2,952)        (4,112)        (1,564)

INVESTING ACTIVITIES
Purchases of property                                                             (889)        (1,898)        (1,674)
Capitalized software development costs                                            (268)          (374)          (440)
Patent and license expenditures                                                   (620)          (698)          (247)
                                                                        --------------------------------------------
Net cash used in investing activities                                           (1,777)        (2,970)        (2,361)

FINANCING ACTIVITIES
Proceeds from public stock offering                                             20,707              -              -
Proceeds from exercise of stock options                                              8              -              -
Proceeds from notes payable                                                        800              -          3,600
Repayments of notes payable                                                    (11,840)             -              -
Proceeds from short-term borrowings                                                371          3,448          2,681
Repayments of short-term borrowings                                               (965)        (3,355)        (2,005)
Draws on line of credit from financial institutions                                  -          2,840              -
Draws on line of credit from BFGoodrich                                              -          3,800            200
Repayment of line of credit from BFGoodrich                                     (2,500)             -              -
                                                                        --------------------------------------------
Net cash provided by financing activities                                        6,581          6,733          4,476

Effect of foreign exchange rate changes on cash                                   (131)           (78)            36
                                                                        --------------------------------------------

Net increase (decrease) in cash                                                  1,721           (427)           587

Cash at beginning of year                                                          329            756            169
                                                                        --------------------------------------------
Cash at end of year                                                           $  2,050        $   329        $   756
                                                                        ============================================
Noncash item:
Conversion of BFGoodrich debt to equity                                       $  1,500        $     -        $     -

See accompanying notes.

                                DTM Corporation

                  Notes to Consolidated Financial Statements

                               December 31, 1997


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

DTM Corporation ("DTM" or the "Company") was formed in November 1987. Through the proprietary and patented selective laser sintering ("SLS") process, the Company is engaged in the development, design, manufacture, marketing and support of rapid prototyping and rapid tooling systems. This technology, exclusively licensed to DTM by The University of Texas, enables the fabrication of three-dimensional solid models, prototypes or tool inserts directly from three-dimensional computer aided design ("CAD") data. The Company's products, related materials and maintenance and support services are available to the worldwide, rapid prototyping market. The financial statements include the accounts of DTM GmbH, a wholly owned German subsidiary. All significant intercompany accounts and transactions have been eliminated.

In May 1997, the Company issued 2,852,191 common shares in a stock offering to the public at a price of $8.00 per share. The proceeds of the offering were used to pay off substantially all of the Company's debt and to add approximately $6,000,000 to working capital. Prior to the stock offering, DTM was 91.55 percent owned by The BFGoodrich Company ("BFGoodrich"). At December 31, 1997, after the stock offering and the exercise of employee stock options, DTM was
50.22 percent owned by BFGoodrich. Prior to the stock offering, DTM was substantially reliant upon BFGoodrich for capital funding or other financial assistance to enable DTM to meet its financial obligations.

Although DTM's financial position improved during 1997 (due to the receipt of the cash proceeds from the stock offering and the repayment of substantially all of the then outstanding debt), DTM continues to incur operating losses and generate negative cash flows from operating activities.

Management has plans to improve the results of operations of the Company, which include cost reduction efforts and a focus on increasing revenue through sales of products and services. Based on management's cash flow projections for 1998, management believes that the Company will have sufficient working capital to operate the business during 1998. In the event that the Company requires borrowings to finance operations in 1998, the Company currently has a $2,000,000 line of credit with a bank (see Note 7). Amounts drawn down under the line of credit, if any, require the advance approval of BFGoodrich, and any such amounts (up to the $2,000,000 amount) outstanding will be guaranteed by BFGoodrich.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORY

Inventories are carried at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method.

                                DTM Corporation

                               December 31, 1997

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

Property

Property includes equipment, office furniture and leasehold improvements and is recorded at cost. Depreciation expense is calculated on the straight-line method over the useful life of each asset, which lives range from three to five years. Leasehold improvements are amortized on the straight-line method over the life of the related lease or the useful life of the respective asset, whichever is shorter.

Capitalized Software Development Costs

The Company's principal products include a software component. Costs incurred in the development of software, once technological feasibility has been established but prior to general release to customers, are capitalized. Technological feasibility is established when a product design and working model of the software product have been completed and when the completeness of the working model and its consistency with the product design have been confirmed by testing. Amortization is provided on a product by product basis at the greater of amortization based on the estimated revenues of the products or the straight-line amortization over their estimated economic lives of not more than three years. DTM capitalized software development costs of $268,000 in 1997, $374,000 in 1996 and $440,000 in 1995. Amortization expense of capitalized software development costs of $363,000 in 1997, $369,000 in 1996 and $561,000 in 1995 is included in cost of product sales in the consolidated statements of operations.

Patent and License Fees

Patent and license fees represent the costs associated with filing and maintaining patent applications and obtaining, maintaining and defending rights under patents under which DTM operates. DTM capitalized patent and license fees of $620,000 in 1997, $698,000 in 1996 and $247,000 in 1995. These fees are amortized for accounting purposes over a five-year estimated economic useful life utilizing the straight-line method and are included in selling, general and administrative expense.

The Company evaluates the carrying values of long-lived assets to determine if the facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined based on the undiscounted cash flows of the entity over the remaining amortization period, the carrying value of the long-lived assets will be reduced accordingly.

TRANSLATION OF FOREIGN SUBSIDIARY FINANCIAL STATEMENTS

The financial statements of DTM GmbH (a wholly-owned subsidiary located in Germany) are translated to U.S. dollars substantially as follows: all assets and liabilities at year-end exchange rates; sales and expenses at average exchange rates; and shareholders' equity at historical exchange rates. Gains and losses from translating the financial statements of DTM GmbH are recorded directly in shareholders' equity.

                                DTM Corporation

                               December 31, 1997

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECOGNITION OF REVENUE

Revenues from the sale of SLS systems are recognized when title has transferred to the customer, when the Company's remaining obligations are insignificant and when collectibility of the related receivable is probable, which is upon shipment. The Company defers from three to six percent of the revenues, excluding certain accessories, from each SLS system sale for warranty service. This deferred amount represents the Company's estimate of the cost of providing such warranty service and is recognized ratably as service and support revenue over the 12-month warranty period.

Upon expiration of the 12-month warranty period discussed above, the Company offers for sale to its customers an annual maintenance contract, the revenues from which are recognized ratably as service and support revenue over the related support period.

NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All net loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

CONCENTRATION OF CREDIT RISK

The Company sells its products and services to companies in diversified industries. Credit is extended based on an evaluation of each customer's financial condition, generally without requiring collateral. The Company monitors its exposure to credit losses and maintains allowances for potential losses.

DEPENDENCE ON THIRD-PARTY SUPPLIERS

The Company subcontracts for the manufacture of product sub-assemblies from single-source, third-party suppliers. In addition, the Company has adopted a "just-in-time" inventory system for product sub-assemblies and relies on suppliers to provide components on a timely basis.

ADVERTISING COSTS

Advertising costs, which are expensed as incurred, were $482,000 in 1997, $757,000 in 1996 and $596,000 in 1995.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

FAIR VALUE OF FINANCIAL INVESTMENTS

The Company believes that the carrying amount of its financial instruments, including debt, approximates fair value. Fair value is estimated based on quoted market prices for similar instruments.

                                DTM Corporation

                               December 31, 1997

2. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts related to its trade accounts receivable. The activity in this allowance account for the years ended December 31, is as follows (in thousands):

                    BALANCE AT       CHARGES T0
                   BEGINNING OF       COSTS AND                       BALANCE AT
                      PERIOD          EXPENSES        WRITE-OFFS     END OF PERIOD
                   ---------------------------------------------------------------

        1995          $204            $ 60               $  1            $263
        1996           263             389                 12             640
        1997           640             148                293             495

3. INVENTORY

Inventory at December 31 consisted of the following (in thousands):

                                                           1997                1996
                                                  ---------------------------------------
Raw materials and purchased parts                              $2,863              $3,312
Finished goods                                                  3,101               1,648
                                                  ---------------------------------------
                                                                5,964               4,960
Reserve for inventory obsolescence                               (125)               (125)
                                                  ---------------------------------------
                                                               $5,839              $4,835
                                                  =======================================

4. PROPERTY

Property at December 31 consisted of the following (in thousands):

                                                           1997                 1996
                                                  -----------------------------------------

Equipment                                                      $ 7,637              $ 7,437
Leasehold improvements                                           1,336                1,366
Office furniture                                                   365                  356
                                                  -----------------------------------------

                                                                 9,338                9,159
Less accumulated depreciation and
amortization                                                    (7,039)              (6,102)
                                                  -----------------------------------------
                                                               $ 2,299              $ 3,057
                                                  =========================================

5. PATENT AND LICENSE AGREEMENTS

On December 3, 1987, DTM entered into a patent license agreement with the Board of Regents of The University of Texas System, whereby DTM is licensed to make, have made and sell products utilizing the selective laser sintering technology. In consideration of rights granted in the license agreement, DTM issued 20,442 shares of its common stock to The University of Texas System.

The agreement provides for royalty payments in the amount of four percent of DTM's net sales for products covered by the license agreement (gross receipts net of commissions, returns, freight, discounts and sales taxes). Royalty expense, included in cost of sales, was $552,000 in 1997, $676,000 in 1996 and $424,000 in 1995.

                                DTM Corporation

                               December 31, 1997

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following as of December 31 (in thousands):

                                                          1997               1996
                                                  --------------------------------------


Royalties                                                      $  204             $  360
Payroll and related accruals                                      759                525
Other                                                             820              1,755
                                                  --------------------------------------
                                                               $1,783             $2,640
                                                  ======================================

7. FINANCING ARRANGEMENTS

Short-Term Borrowings

At December 31, 1997 and 1996, DTM had a total of $175,000 and $769,000, respectively, of short-term debt outstanding under the terms of a financing arrangement with a leasing company. The weighted average interest rates on outstanding short-term borrowings were 15 and 20 percent at December 31, 1997 and 1996, respectively. The weighted average interest rates during 1997 and 1996 were 18 and 21 percent, respectively. The debt is collateralized by certain equipment and accounts receivable.

The Company currently has a $2,000,000 line of credit with a bank, with no amounts outstanding, due in April 1999, and guaranteed by BFGoodrich. At December 31, 1996, DTM had lines of credit with three banks with combined available borrowings of $12,200,000, of which $11,040,000 was outstanding, at an interest rate of 6.2%. In May 1997, in connection with the Company's IPO, the then outstanding borrowings were repaid.

Interest paid in connection with all of the above financing arrangements was approximately $471,000 in 1997, $1,079,000 in 1996 and $451,000 in 1995. Amounts
paid to BFGoodrich were approximately $118,000 in 1997 and $153,000 in 1996.

8. UNUSUAL CHARGES

In connection with the 1997 IPO, the Company incurred a one-time non-cash stock compensation expense of approximately $2,927,000 as a result of previously outstanding stock appreciation rights converting into immediately vested stock options at exercise prices below the market value of the common stock. This charge was recorded in May 1997 (see Note 11).

During 1996, DTM attempted an IPO. However, due to market volatility and other issues the IPO was postponed. The Company incurred approximately $752,000 of legal, accounting and other professional services related to the unsuccessful IPO which were expensed in the fourth quarter of 1996.

                                DTM Corporation

                               December 31, 1997

9. INCOME TAXES

During the period October 31, 1990 to May 21, 1997, DTM was included in the consolidated federal tax return of BFGoodrich. The Company recorded the tax benefit allocated to it by BFGoodrich during that period, which credited the Company with a tax benefit approximating the benefit that BFGoodrich derived from the consolidation of the Company. Such benefits were paid to the Company by BFGoodrich on a current basis. As a result of the IPO, in May 1997, BFGoodrich's ownership interest fell below 80 percent and such benefits are no longer available to the Company. Based on the tax sharing agreement, if BFGoodrich loses part of the tax benefit of any losses previously utilized or has to report additional income as the result of a federal tax audit of DTM, DTM will be required to reimburse BFGoodrich for any additional taxes paid.

DTM has net operating loss carryforwards totaling approximately $4,200,000 for federal income tax purposes that were incurred from inception to October 31, 1990. These carryforwards expire in the years 2002 to 2004. Although available to DTM, these carryforwards are subject to significant annual limitations due to changes in DTM's ownership.

In addition, DTM has a net operating loss carryforward totaling approximately $2,313,000 for federal income tax purposes that was incurred from May 1997 to December 1997. This carryforward expires in the year 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities of DTM for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows (in thousands):

                                                                     DECEMBER 31,
                                                              1997                 1996
                                                     -----------------------------------------
Deferred tax assets:
   Net operating loss carryforwards (for
      periods prior to October 31, 1990)                          $ 1,470              $ 1,470
   Net operating loss carryforward subsequent
      to May 22, 1997                                                 796                    -
   Stock options                                                    1,091                    -
   Book over tax depreciation and amortization                        594                  206
   Deferred revenue                                                   529                  407
   Allowance for doubtful accounts                                    284                  224
   Other                                                              234                  106
                                                     -----------------------------------------
Total deferred tax assets                                           4,998                2,413
Valuation allowance for deferred tax assets                        (4,998)              (2,413)
                                                     -----------------------------------------
                                                                  $     -              $     -
                                                     =========================================

                                DTM Corporation

                               December 31, 1997
9. INCOME TAXES (CONTINUED)

A reconciliation of income tax benefit calculated at the federal statutory rate and the provision for income tax benefit is as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                  1997                1996                1995
                                         ------------------------------------------------------------


Income tax benefit at the federal
   statutory rate (34%)                              $ 2,759             $ 2,093              $ 2,086
Net operating loss not utilized by
   the Company                                        (2,707)             (2,093)              (2,086)
Other                                                    (52)
Foreign taxes                                            (22)
Income tax benefit allocated from
   BFGoodrich                                            849               1,667                2,138
                                         ------------------------------------------------------------
                                                     $   827             $ 1,667              $ 2,138
                                         ============================================================

The exercise of certain stock options which have been granted under the Company's Stock Option Plan give rise to compensation which is includable in the taxable income of the applicable options holder and deductible by the Company for federal and state income tax purposes. Any realized tax benefit arising from exercised options in excess of the benefit previously recorded, as discussed in
Note 8, is credited to additional paid-in capital.

10. COMMITMENTS AND CONTINGENCIES

DTM leases facilities and equipment under noncancelable operating leases. Total rent expense incurred under these leases was approximately $378,000 in 1997, $332,000 in 1996 and $252,000 in 1995. Future minimum payments under these leases are as follows:

        1998                               $161,000
        1999                                 43,000
        2000                                  9,000
        2001                                  4,000
        2002                                  2,000

The operating lease for the Company's main facility matured in 1997. The Company remains in this facility on a month-to-month basis while it negotiates a new multi-year lease with the landlord.

As of December 31, 1997, the Company had purchase commitments for inventory totaling approximately $3,425,000.

In the ordinary course of business, the Company becomes involved in legal proceedings and claims. In one such instance, DTM filed an action in the United States District Court for the Eastern District of Wisconsin in October 1995 against three parties who are operating an SLS System. DTM alleges that the defendants willfully infringed a DTM patent. In June 1996, DTM amended its lawsuit to also assert that one of the defendants breached an oral settlement agreement. The Company seeks injunctive relief, damages and attorneys' fees. The defendants have denied infringement and the existence of an oral settlement agreement, and the defendants seek attorneys' fees. The defendants have also asserted the affirmative defenses of patent invalidity, implied license, and failure to mark patented articles, patent unenforceability and invalidity of the oral settlement agreement. Discovery commenced in late 1995. In a subsequent filing, one of the defendants also has asserted claims against DTM and BFGoodrich for violation of state and federal antitrust laws. That defendant seeks injunctive relief as well as damages and attorneys fees. In July 1997, this court granted a temporary summary judgment that these particular defendants had been given an implied license by DTM. DTM has filed an appeal of this ruling. The contract claim against the defendants and

                                DTM Corporation

                               December 31, 1997

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

the antitrust claim against DTM and BFGoodrich remain for trial unless this case is settled in the meantime. It is not possible at this time to predict the outcome of these proceedings, although DTM and BFGoodrich have indicated that they believe that the subsequent counter and cross claims for violation of antitrust laws are without merit. However, a ruling unfavorable to the Company could have a material adverse effect on the Company's business and financial performance.

The Company has initiated patent infringement litigation in France, Germany and Italy against a competitor and against one of that competitor's customers. The Company also initiated patent infringement litigation in Japan against the competitor's distributor in the Pacific Rim. In each of these cases, the Company alleges that the competitor is selling rapid prototyping systems in Europe and Japan that make unauthorized use of SLS technology covered by the European and Japanese patents under which the Company has exclusive rights. The Company seeks injunctive relief plus damages. It is anticipated that this litigation will be pursued in conjunction with European and Japanese proceedings in which the competitor has opposed the validity of those European and Japanese patents. Hearings have begun in the German, French, Italian and Japanese lawsuits. It is not possible at this time to predict the outcome of these proceedings.

DTM has been informed by this competitor that it has obtained the worldwide right to enforce certain U.S. patents and that it may bring patent infringement litigation against the Company in the U.S. courts. If the competitor does initiate this litigation, the Company intends to vigorously oppose the action. It is not possible at this time to predict the outcome of this possible action, although the Company believes that it is not infringing or has valid defenses and intends to contest this possible action vigorously, and that its SLS patents around the world should be upheld. However, a ruling that would have the effect of allowing the competitor to sell rapid prototyping systems in the U.S. could have a material adverse effect on the Company's business and financial performance.

A suit has been filed against the Company whereby certain plaintiffs claim that material misstatements or omissions were made by the Company in connection with the initial public offering of its stock. The plaintiffs have styled their lawsuit as a class action, and they seek to represent the class of all purchasers of the Company's stock from May 2, 1997 through June 18, 1997. On June 18, 1997, the Company announced its anticipation that its results for the quarter ending June 30, 1997 and the year ending December 31, 1997 would be significantly below previous estimates. There has been no motion to certify the proposed class to date. Plaintiffs seek rescission and damages. If the class were certified, damages could include the proceeds of the Company's Initial Public Offering ($22,818,000), plus interest. It is not possible at this time to predict the outcome of this lawsuit, although the Company believes that the allegations are without merit and intends to contest them vigorously. However, a ruling unfavorable to the Company could have a material adverse effect on the Company's business and financial performance.

11. COMMON STOCK AND OPTIONS

At December 31, 1997, the Company had two stock based compensation plans as described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly no compensation cost has been recognized for the Company's stock based compensation plans, except for stock options issued upon conversion by formula of stock appreciation rights effective with the IPO in May 1997 at exercise prices below market value on the date of conversion. Had compensation cost for the Company's two stock based compensation plans been determined using the alternative accounting method based upon the fair value prescribed by FASB Statement No. 123, the Company's pro forma net loss for 1997 would have been $(8,048,000) and the Company's pro forma net loss per common share for 1997 would have been $(1.60).

                                DTM Corporation

                               December 31, 1997

11. COMMON STOCK AND OPTIONS (CONTINUED)

The fair value of each option grant is estimated on the date of grant for repricing using the Black-Scholes option pricing model with the following weighted-average assumptions for options granted or repriced in 1997: amortization over the respective vesting periods; no dividends; expected lives of four years; expected stock price volatility of approximately 60%; and risk free interest rate of 6%. These pro forma results may not be representative of that to be expected in future years.

A summary of the status of the Company's two stock option plans for 1997 is as follows:

                                                                             WEIGHTED
                                                                              AVERAGE
                                                           STOCK              EXERCISE
                                                          OPTIONS               PRICE
                                                  ----------------------------------------
Outstanding at beginning of year
Granted at fair market value                                    96,500              $ 8.03
Granted below fair market value(a)                             506,980                2.23
Granted above fair market value                                117,163               13.71
Exercised                                                       (3,769)               2.23
Canceled                                                      (106,724)              11.57
                                                  --------------------
Outstanding at end of year                                     610,150                3.72
                                                  ====================

Options exercisable at year-end                                553,150                3.27
Weighted-average fair value of options
   granted during the year:
      Granted at fair market value                           $    4.14
      Granted below fair market value                             6.43
      Granted above fair market value                             2.95

(a) Represents options issued at the time of the IPO pursuant to the terms of the stock appreciation rights agreements.

A summary of information about stock options outstanding and exercisable at December 31, 1997 is as follows:

                                          WEIGHTED
     WEIGHTED                             AVERAGE
     AVERAGE                             REMAINING
     EXERCISE          OPTIONS          CONTRACTUAL          OPTIONS
      PRICE          OUTSTANDING           LIFE            EXERCISABLE
 -------------------------------------------------------------------------
    $  2.23                 503,211          7.5            503,211
    $  8.03                  57,000          9.4
    $ 14.67                  10,992          9.4             10,992
                     --------------                   -------------
    $ 13.53                  38,947          9.4             38,947

                            610,150                         553,150
                     ==============                   =============

                                DTM Corporation

                               December 31, 1997

11. COMMON STOCK AND OPTIONS (CONTINUED)

EQUITY APPRECIATION PLAN

In January 1995, the Board of Directors approved the DTM Corporation Equity Appreciation Plan (the "SAR Plan"), which created 10,000,000 Phantom Stock Units. Ten percent of the Phantom Stock Units were allocated for the issuance of a like number of Phantom Stock Appreciation Rights ("SARs") under the SAR Plan to eligible employees. Due to the terms and conditions of the SAR Plan, the SARs or stock options outstanding thereunder were accounted for by the Company as compensation expense immediately after the IPO date. The amount of compensation expense so recognized was equal to the number of SARs or stock options outstanding multiplied by the difference between the exercise price of each SAR or stock option and the value of each SAR or stock option at the date of the Change in Control. Upon the closing of the IPO, the Company recognized a non-cash charge (compensation) of approximately $2.9 million to record the appreciation in value of the SARs. The Company has reserved 553,150 shares of Common Stock for future issuance under the SAR Plan. The SARs or stock options granted to the Participants will become exercisable by the Participants for a period of 10 years from the date on which the SARs or stock options are granted. As of December 31, 1995, 1996 and 1997, there were 998,000, 840,500 and -0- SARs outstanding, respectively. The SARs granted during 1995 were granted at a fair value of $1.40 per SAR. During 1996, 29,000 SARs were granted at a fair value of $9.22 per SAR. In addition, 185,000 SARs were forfeited in 1996. During 1997, but before the IPO date, the Company granted an additional 157,500 SARs at a fair value of $8.50 per SAR and 4,500 SARs were forfeited. The SARs granted in 1995, 1996, 1997 and subsequent to December 31, 1996 were converted to stock options with exercise prices of approximately $2.23 per share, $13.53 per share and $14.67 per share, respectively.

KEY EMPLOYEE STOCK OPTION PLAN

In January 1996, the Company's Board of Directors approved a DTM Corporation Stock Option Plan (the "Option Plan"). Under the Option Plan, the Company set aside 357,755 shares which may be awarded to key employees, as selected by management and approved by the Compensation Committee of the Board of Directors (the "Committee") through stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, performance shares, or other awards as determined by the Committee. In the case of stock option awards, the option price per share may not be less than the fair market value of a share on the date the option is granted. Options granted under the Option Plan will vest in three separate installments with 35 percent of the options granted becoming exercisable on the first anniversary date of the option grant, 35 percent becoming exercisable on the next succeeding anniversary date and 30 percent becoming exercisable on the next succeeding anniversary date. Options will be exercisable for a period of no more than 10 years from the date of grant. The term of the Option Plan is five years unless terminated earlier by the Board of Directors. In 1997, the Company granted 96,500 options at an exercise price of $8.03. In January 1998, the Company granted 115,000 options at an exercise price of $2.00 per share.

                                DTM Corporation

                               December 31, 1997

11. COMMON STOCK AND OPTIONS (CONTINUED)

1998 STOCK OPTION PLAN

In January 1998, the Company's Board of Directors approved a DTM Corporation 1998 Stock Option Plan (the "1998 Stock Option Plan"), subject to Shareholder approval at the 1998 Annual Meeting. Under the 1998 Stock Option Plan, the Company set aside 300,000 shares which may be awarded to any employee, as selected by management and approved by the Committee, through stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, performance shares, or other awards as determined by the Committee. In case of stock option awards, the option price per share may not be less than the fair market value of a share on the date the option is granted. Options granted under the 1998 Stock Option Plan will vest in three separate installments with 35 percent of the options granted becoming exercisable on the first anniversary date of the grant, 35 percent becoming exercisable on the next succeeding anniversary date and 30 percent becoming exercisable on the next succeeding anniversary date. The term of the 1998 Stock Option Plan is five years unless terminated earlier by the Board of Directors.

12. MANAGEMENT INCENTIVE PLAN

In January 1996, the Company's Board of Directors approved a DTM Corporation Management Incentive Plan (the "MIP Plan"). The MIP Plan provides for the grant of incentive compensation to key management employees who have the potential to positively influence the performance of the Company as a reward for levels of performance above the ordinary performance standards compensated by base salary. Under the MIP Plan, each participant is assigned a "cash bonus target" of 20 to 50 percent of base salary and the Compensation Committee of the Board of Directors creates personal and corporate performance targets, as well as minimum thresholds. If the minimum thresholds are met, the bonus payable will be between 50 and 150 percent of the participant's cash bonus target. No expense was recognized in connection with the MIP Plan in 1997 or 1996.

                                DTM Corporation

                               December 31, 1997

13. GEOGRAPHIC AND CUSTOMER INFORMATION

The Company and its subsidiary, located in Germany, operate in one industry segment: the development, manufacturing and service of SLS systems and related products. Operations outside of the United States consist principally of sales, marketing and customer support. Transfers between geographic areas are accounted for at amounts which are generally above cost and consistent with the rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements. Identifiable assets are those assets that can be directly associated with a particular geographic area. The following is a summary of operations within each geographic area (in thousands):

                   NET REVENUES              TRANSFERS
                       FROM                   BETWEEN                             (LOSS)            NET
                   UNAFFILIATED              GEOGRAPHIC        TOTAL NET       INCOME FROM         INCOME        IDENTIFIABLE
                     CUSTOMERS                 AREAS           REVENUES         OPERATIONS         (LOSS)           ASSETS
                 ---------------        ----------------   --------------  ----------------    ------------    --------------
1997:
United States            $18,531    (a)          $ 3,703          $22,234           $(7,468)        $(6,878)          $16,845
Germany                    6,777                      --            6,777              (322)           (410)            2,976
Eliminations                  --                  (3,703)          (3,703)               --              --            (2,273)
                 ---------------        ----------------   --------------  ----------------    ------------    --------------
                         $25,308                 $                $25,308           $(7,790)        $(7,288)          $17,548
                 ===============        ================   ==============  ================    ============    ==============
1996:
United States            $18,731    (a)          $ 4,184          $22,915           $(4,691)        $(4,767)          $16,906
Germany                    5,648                      --            5,648               353             278             3,103
Eliminations                  --                  (4,184)          (4,184)               --              --            (2,112)
                 ---------------        ----------------   --------------  ----------------    ------------    --------------
                         $24,379                 $                $24,379           $(4,338)        $(4,489)          $17,897
                 ===============        ================   ==============  ================    ============    ==============
1995:
United States            $12,056    (a)          $ 2,102          $14,158           $(5,431)        $(3,822)          $10,446
Germany                    2,155                      --            2,155              (175)           (176)            2,386
Eliminations                  --                  (2,102)          (2,102)               --              --            (2,193)
                 ---------------        ----------------   --------------  ----------------    ------------    --------------
                         $14,211                 $                $14,211           $(5,606)        $(3,998)          $10,639
                 ===============        ================   ==============  ================    ============    ==============


(a) The Company's United States net revenues from unaffiliated customers include export sales, principally to the Pacific Rim, Europe (excluding Germany) and South America, of $9,030,000 in 1997, $6,540,000 in 1996 and $2,661,000 in 1995.

The Company's revenues are derived from sales to a wide range of international customers. During 1995, $2,111,000, approximately 15 percent of total revenues, were from sales to one customer.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held during 1998 (the "Proxy Statement") under the heading "Nominees for Director", which information is incorporated herein by reference.

The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers of the Registrant" in Item I of this report, which information is incorporated herein by reference.


The information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934", which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION


The information concerning management compensation and transactions with management is set forth in the Proxy Statement under the heading "Executive Compensation and Other Information", which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Ownership of Securities", which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Executive Compensation and Other Information", which information is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) The following documents are filed as part of this Annual Report on Form 10-K:

         1.  Financial Statements:

             The financial statements filed as a part of this report are listed in the "Index to Consolidated Financial Statements and Financial Statement Schedules" at item 8.

         2.  Financial Statement Schedules:

             None. Schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information is included in the above listed financial statements.

         3.  Exhibits:

             The exhibits filed as part of this report are listed under "Exhibits" at subsection (c) of this Item 14

(b)    Reports on Form 8-K:

         No reports on Form 8-K were filed on behalf of the Registrant during the last quarter the Company's 1997 calendar year.


(c)    Exhibits:


 Exhibit
 Number                     Description of Exhibit
---------                   ----------------------

3.1 Amended and Restated Articles of Incorporation of Registrant. (filed as exhibit 3.1 to Registration Statement on Form S-1 (Reg. No. 333-04173) (the Form S-1") and incorporated by reference hereto)

3.2 Amended and Restated Bylaws of Registrant. (filed as exhibit 3.2 to Registration Statement on Form S-1 and incorporated by reference hereto)

4.1 Form of Stock Certificate of Registrant. (filed as exhibit 4.1 to Registration Statement on Form S-1 and incorporated by reference hereto)

10.1 DTM Corporation Equity Appreciation Plan. (filed as exhibit 10.1 to Registration Statement on Form S-1 and incorporated by reference hereto)

10.2 Form of Supplemental Phantom Stock Appreciation Rights Agreement. (filed as exhibit 10.2 to Registration Statement on Form S-1 and incorporated by reference hereto)

10.3 DTM Corporation Management Incentive Plan, as Restated. (filed as exhibit 10.3 to Registration Statement on Form S-1 and incorporated by reference hereto)

10.4 DTM Corporation Stock Option Plan. (filed as exhibit 10.4 to Registration Statement on Form S-1 and incorporated by reference hereto)

10.5 Patent License Agreement between DTM Corporation and the Board of Regents, The University of Texas, effective as of December 3, 1987. (filed as exhibit 10.5 to Registration Statement on Form S-1 and incorporated by reference hereto)

10.6 Supplement to Patent License Agreement between DTM Corporation and the Board of Regents, The

           University of Texas dated March 20, 1992. (filed as exhibit 10.6 to Registration Statement on Form S-1 and incorporated by reference hereto)

10.11 Amended and Restated Shareholders Agreement. (filed as exhibit 10.11 to Registration Statement on Form S-1 and incorporated by reference hereto)

10.12      Lease Agreement for Facilities in Austin, Texas (filed as exhibit
           10.12 to Registration Statement on Form S-1 and incorporated by reference hereto)

10.13 Amendment to Patent License Agreement between DTM Corporation and the Board of Regents of The University of Texas, dated as of October 27, 1994 (filed as exhibit 10.13 to Registration Statement on Form S-1 and incorporated by reference hereto)

10.16 Credit Agreement and Revolving Promissory Note to Texas Commerce Bank National Association, effective as of August 6, 1997 (filed as
           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 and incorporated by reference hereto)

10.17 First Amendment to Credit Agreement and Note to Texas Commerce Bank National Association, dated effective as of October 1, 1997 (filed as
           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 and incorporated by reference hereto)

10.18 Agreement between DTM Corporation and John S. Murchison, III, dated October 9, 1997. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 and incorporated by reference hereto)

10.19* Second Amendment to Credit Agreement and Note to Chase Bank National Association (formerly Texas Commerce Bank National Association), dated effective as of January 28, 1998.

10.20* Guarantee of BFGoodrich to Chase Bank National Association, dated February 23, 1998

21.1 Subsidiaries of the Registrant. (filed as exhibit 21.1 to Registration Statement on Form S-1 and incorporated by reference hereto)

23.1*      Consent of Independent Auditors, Ernst & Young LLP.

27.1*      Current Financial Data Schedule for year ended December 31, 1997.

27.2* Financial Data Schedules for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997 and for the year ended December 31, 1996, restated for the retroactive application of Financial Accounting Standards Board Statement 128, Earnings Per Share and SEC:SAB 98, Earnings Per Share

27.3* Financial Data Schedules for the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996 and for the year ended December 31, 1995, restated for the retroactive application of Financial Accounting Standards Board Statement 128, Earnings Per Share and SEC:SAB 98, Earnings Per Share

99.1* Plaintiff's Original Petition filed in Bexar County, Texas in the matter of John H. Danielson and Thomas E. Harding v. DTM Corporation

-----------------
*          Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized in the City of Austin, Texas, on March 30, 1998.

                         DTM Corporation


                         By:        /s/ John S. Murchison, III
                             -----------------------------------
                               Chief Executive Officer and
                                    President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                    CAPACITY                            DATE
---------                    --------                            ----



/s/ D. Lee Tobler            Chairman of the Board               March 30, 1998
D. Lee Tobler                and Director



/s/ John S. Murchison, III   Chief Executive Officer,            March 30, 1998
John S. Murchison, III       President and Director
                             (Principal Executive Officer)



/s/ Marshall O. Larsen       Director                            March 30, 1998
Marshall O. Larsen



/s/ Alexander MacLachlan     Director                            March 30, 1998
Alexander MacLachlan



/s/ Thomas G. Ricks          Director                            March 30, 1998
Thomas G. Ricks



/s/ Steven G. Rolls          Director                            March 30, 1998
Steven G. Rolls



/s/ Geoffrey W. Kreiger      Controller, Treasurer and           March 30, 1998
Geoffrey W. Kreiger          Secretary
                             (Principal Financial and
                             Accounting Officer)