Form 10-Q
period 1998-03-31
DTM CORP /TX/
filed 1998-05-12
CIK 1014552

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (fee required) FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       Or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED) For the transition period from     to

Commission file number 0-20993




                                DTM CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

            TEXAS                                     74-2487065
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification No.)


 1611 HEADWAY CIRCLE, BUILDING 2, AUSTIN, TEXAS         78754
(Address of Principal Executive Offices)              (Zip Code)


                                (512) 339-2922
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

AS OF APRIL 8, 1998, THE REGISTRANT HAD 6,286,851 OUTSTANDING SHARES OF COMMON STOCK.


================================================================================

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                DTM CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (In thousands, except share and per share amounts)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                   1998            1997
                                                                                --------------------------
 Revenue:
      Products                                                                   $  4,970         $ 7,357
      Service and support                                                             864             666
                                                                                --------------------------
                                                                                    5,834           8,023
 Cost of sales:
      Products                                                                      2,915           4,053
      Service and support                                                             512             488
                                                                                --------------------------
                                                                                    3,427           4,541
                                                                                --------------------------
 Gross Profit                                                                       2,407           3,482

 Operating expenses:
      Selling, general and administrative                                           2,747           2,957
      Research and development                                                        988           1,133
                                                                                --------------------------
                                                                                    3,735           4,090
                                                                                --------------------------
 Operating loss                                                                    (1,328)           (608)

 Other income (expense):
      Interest income                                                                   2               5
      Interest (expense)                                                               (8)           (305)
                                                                                --------------------------
                                                                                       (6)           (300)
                                                                                --------------------------

 Loss before income tax benefit                                                    (1,334)           (908)

 Income tax benefit                                                                     -            (197)
                                                                                --------------------------
 Net loss                                                                       $  (1,334)        $  (711)
                                                                                ==========================

 Net loss per common share - basic                                              $   (0.21)        $ (0.22)
                                                                                ==========================
 Weighted average number of shares
      outstanding                                                               6,286,851       3,243,391
                                                                                ==========================



See accompanying notes.

                                DTM CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (In thousands, except share amounts)

                                                                           March 31,        December 31,
                                                                              1998             1997
                                                                         -------------------------------
 ASSETS
 Current assets:
      Cash                                                                    $    828        $   2,050
      Accounts receivable, net                                                   5,540            4,981
      Inventory                                                                  4,700            5,839
      Prepaid expenses and other                                                   576              404
                                                                         -------------------------------
 Total current assets                                                           11,644           13,274
 Property, net                                                                   2,991            2,299
 Capitalized software development costs, net                                       750              753
 Patent and license fees, net                                                    1,079            1,080
 Other noncurrent assets                                                           142              142
                                                                         -------------------------------
 Total assets                                                                 $ 16,606        $  17,548
                                                                         ===============================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
      Accounts payable                                                        $  4,220        $   3,839
      Due to BFGoodrich                                                            907              909
      Deferred revenues                                                          1,658            1,604
      Accrued expenses and other liabilities                                     1,797            1,783
      Short-term borrowings                                                        175              175
                                                                         -------------------------------
 Total current liabilities                                                       8,757            8,310

 Shareholders' equity:
      Preferred stock                                                             -                -
      Common stock, 6,286,851 shares outstanding
         at March 31, 1998 and December 31, 1997                                     1                1
      Additional paid-in capital                                                50,256           50,256
      Stock options outstanding                                                  2,905            2,905
      Accumulated deficit                                                      (45,091)         (43,757)
      Cumulative translation adjustment                                           (222)            (167)
                                                                         -------------------------------
 Total shareholders' equity                                                      7,849            9,238
                                                                         -------------------------------
 Total liabilities and shareholders' equity                                   $ 16,606        $  17,548
                                                                         ===============================


See accompanying notes.

                                DTM CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              1998            1997
                                                                         -----------------------------
 Operating activities:
 Net loss                                                                    $ (1,334)       $   (711)
 Adjustments to reconcile net loss to net cash provided by
      or (used) in operating activities:
         Depreciation and amortization                                            445             607
         Changes in assets and liabilities used in operating activities:
             Accounts receivable                                                 (559)            676
             Inventory                                                          1,139              78
             Prepaid expenses and current assets                                 (172)             65
             Accounts payable                                                     381            (202)
             Due to BFGoodrich                                                     (2)            378
             Deferred revenues                                                     54            (150)
             Accrued expenses and other current liabilities                        14               5
                                                                         -----------------------------
 Net cash provided by (used in) operating activities                              (34)            746

 Investing activities:
 Purchases of property                                                           (982)           (273)
 Capitalized software development costs                                           (87)            (67)
 Patent and license expenditures                                                  (64)           (245)
                                                                         -----------------------------
 Net cash used in investing activities                                         (1,133)           (585)

 Financing activities:
 Proceeds from short-term borrowings                                             -                371
 Repayments of short-term borrowings                                             -               (965)
 Proceeds from notes payable                                                     -                800
                                                                         -----------------------------
 Net cash provided by financing activities                                       -                206

 Effect of foreign exchange rate changes on cash                                  (55)            (65)
                                                                         -----------------------------

 Net increase (decrease) in cash                                               (1,222)            302

 Cash at the beginning of the period                                            2,050             329
                                                                         =============================
 Cash at the end of the period                                               $    828        $    631
                                                                         =============================

See accompanying notes.

                                DTM CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DTM Corporation ("DTM or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and related footnotes of the Company for the year ended December 31, 1997 as disclosed in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

2.  INVENTORY

Inventory consisted of the following (in thousands):

                                                                  March 31,     December 31,
                                                                     1998            1997
                                                               ----------------------------
              Raw materials and purchased parts                    $ 2,763         $ 2,863
              Finished goods                                         2,187           3,101
                                                               ----------------------------
                                                                     4,950           5,964
              Reserve for obsolesence                                 (250)           (125)
                                                               ----------------------------
                                                                   $ 4,700         $ 5,839
                                                               ============================

3.  FINANCIAL INSTRUMENTS

The Company uses forward foreign currency exchange contracts, which typically expire within one year, to hedge payments and receipts of foreign currencies, related to the purchase and sale of goods overseas. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. The Company had foreign currency exchange contracts on hand at March 31, 1998, primarily hedging Yen revenues, totalling $624,000.

4.  FACILITIES LEASE

The Company's main facility has been located in Austin, Texas since 1990 and contains specialized leasehold improvements. A new operating lease for this facility and expansion into an additional 20,000 square feet in an adjacent building was executed in April 1998. The Company intends to consolidate its inventory, currently housed in short-term off-site storage facilities, into the new space. Additionally, the new space will be used for an enlarged assembly operation. The new space is expected to be available to the Company by the end of 1998. The future minimum annual payments under this lease for the approximately 50,000 square feet are $250,000 through 2000, $275,000 from 2001 through 2003 and $312,500 from 2004 through 2006.

5.  CONTINGENCIES

In the ordinary course of business, the Company becomes involved in legal proceedings and claims. In one such instance, DTM filed an action in the United States District Court for the Eastern District of Wisconsin in October 1995 against three parties who are operating a selective laser sintering system manufactured by the Company. DTM alleges that the defendants willfully infringed a DTM patent. In June 1996, DTM amended its lawsuit to also assert that one of the defendants breached an oral settlement agreement. The

                                DTM CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Company seeks injunctive relief, damages and attorneys' fees. The defendants have denied infringement and the existence of an oral settlement agreement, and the defendants seek attorneys' fees. The defendants have also asserted the affirmative defenses of patent invalidity, implied license, and failure to mark patented articles, patent unenforceability and invalidity of the oral settlement agreement. Discovery commenced in late 1995. In a subsequent filing, one of the defendants also has asserted claims against DTM and BFGoodrich for violation of state and federal antitrust laws. That defendant seeks injunctive relief as well as damages and attorneys fees. In July 1997, this court granted a temporary summary judgment that these particular defendants had been given an implied license by DTM. The Company has filed an appeal of this ruling. The contract claim against the defendants and the antitrust claim against DTM and BFGoodrich remain for trial unless this case is settled in the meantime. It is not possible at this time to predict the outcome of these proceedings, although DTM and BFGoodrich have indicated that they believe that the subsequent counter and cross claims for violation of antitrust laws are without merit. However, a ruling unfavorable to the Company could have a material adverse effect on the Company's business and financial performance.

The Company has initiated patent infringement litigation in France, Germany and Italy against a competitor and against one of that competitor's customers. The Company also initiated patent infringement litigation in Japan against the competitor's distributor in the Pacific Rim. In each of these cases, the Company alleges that the competitor is selling rapid prototyping systems in Europe and Japan that make unauthorized use of selective laser sintering technology covered by the European and Japanese patents under which the Company has exclusive rights. The Company seeks injunctive relief plus damages. It is anticipated that this litigation will be pursued in conjunction with European and Japanese proceedings in which the competitor has opposed the validity of those European and Japanese patents. Hearings have begun in the German, French, Italian and Japanese lawsuits. It is not possible at this time to predict the outcome of these proceedings.

DTM has been informed by this competitor that it has obtained the worldwide right to enforce certain U.S. patents and that it may bring patent infringement litigation against the Company in U.S. courts. It is not possible at this time to predict the outcome of this possible action, although the Company has conducted a review of the patents in question and believes that it is not infringing or would have valid defenses to claims such competitor may make selective laser sintering. If such a lawsuit is filed, the Company intends to defend itself vigorously. However, a ruling that would have the effect of allowing the competitor to sell rapid prototyping systems in the U.S. without a license from DTM could have a material adverse effect on the Company's business and financial performance.

A lawsuit has been filed against the Company whereby certain plaintiffs claim that the Company in connection with the initial public offering of its stock made material misstatements or omissions. The plaintiffs have styled their lawsuit as a class action, and they seek to represent the class of all purchasers of the Company's stock from May 2, 1997 through June 18, 1997. On June 18, 1997, the Company announced its anticipation that its results for the quarter ending June 30, 1997 and the year ending December 31, 1997 would be significantly below previous estimates. There has been no motion to certify the proposed class to date. Plaintiffs seek rescission and damages. If the class were certified, damages could include the proceeds of the Company's Initial Public Offering ($22,818,000), plus interest. It is not possible at this time to predict the outcome of this lawsuit, although the Company believes that the allegations are without merit and intends to contest them vigorously. However, a ruling unfavorable to the Company could have a material adverse effect on the Company's business and financial performance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS ENVIRONMENT AND RISK FACTORS

     The following discussion and analysis should be read in conjunction with the information set forth under the Company's Unaudited Condensed Consolidated Financial Statements and notes thereto as well as the section below under the heading "Risk Factors That May Affect Future Results and Safe Harbor Statement." The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the rapid prototyping and rapid tooling industry. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

     With the exception of historical information, the matters discussed below under the heading "Results of Operations" and "Liquidity and Capital Resources" may include forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that a number of important factors, including those identified in the section entitled "Risk Factors That May Affect Future Results and Safe Harbor Statement" as well as factors discussed elsewhere in this report and in the Company's other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those forward-looking statements.

OVERVIEW

DTM Corporation designs, develops, manufactures, markets and supports, on an international basis, rapid prototyping and rapid tooling systems and related powdered sintering materials and services. The Company's Sinterstation Systems and powdered sintering materials are based on proprietary and patented selective laser sintering technology.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues and certain cost of sales data as a percentage of respective product revenues and service and support revenues.

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                                1998            1997
                                                                             -----------------------------
Revenue:
     Products                                                                         85.2%           91.7%
     Service and support                                                              14.8             8.3
                                                                             -----------------------------
                                                                                     100.0           100.0
Gross Profit:
     Products                                                                         41.3            44.9
     Service and support                                                              40.7            26.7
                                                                                      41.3            43.4

Operating expenses:
     Selling, general and administrative                                              47.1            36.9
     Research and development                                                         16.9            14.1
                                                                             -----------------------------
                                                                                      64.0            51.0
                                                                             -----------------------------
Operating loss                                                                       (22.8)           (7.6)

Other income (expense):
     Interest income                                                                   -               0.1
     Interest (expense)                                                               (0.1)           (3.8)
                                                                             -----------------------------
                                                                                      (0.1)           (3.7)
                                                                             -----------------------------

Loss before income tax benefit                                                       (22.9)          (11.3)

Income tax benefit                                                                     -              (2.4)
                                                                             -----------------------------
Net loss                                                                             (22.9)%          (8.9)%
                                                                             =============================

     Revenues. Revenues decreased 27.3% to $5.8 million in first quarter of 1998, compared to $8.0 million in the first quarter of 1997. This decline was primarily attributable to softness in international markets as revenues derived from those areas declined by approximately 38% to $3.3 million. Revenues derived from the Pacific Rim countries accounted for the majority of the decline in international revenues. Revenues derived from customers in North America declined by approximately 5% to $2.5 million. The revenues derived from manufacturing customers and the revenues derived from service bureau customers declined by approximately the same percentage. Unit volumes of Sinterstation Systems declined in the first quarter of 1998 over the first quarter of 1997. The unit volumes of powdered materials increased during the first quarter of 1998 over the levels of the first quarter of 1997.

     Revenues in past periods may not be indicative of revenues in the future, which may be affected by other business environment and risk factors previously discussed, as well as other factors included elsewhere herein.

     Gross Profit. Gross profit was $2.4 million, or 41.3% of revenue, in the first quarter of 1998, compared to $3.5 million, or 43.4% of total revenue, in the first quarter of 1997. The gross profit decrease primarily was due to lower worldwide unit sales of Sinterstation Systems. The gross margin percentage decrease in the first quarter of 1998 was caused primarily by lower average selling prices on Sinterstation Systems, without a corresponding decrease in average unit costs. Additionally, in the first quarter of 1998 the Company included in its consolidated statement of operations a provision for obsolescence of $125,000. There was no such provision in 1997. In the first quarter of 1998, service and support margins improved to 40.7% due to reduced material costs of servicing certain international customers.

     The Company believes there is a risk that gross margin percentages may continue to decline in the face of the soft North American market and the strong U.S. dollar. Other factors, including changes in material and labor costs, may also have an adverse effect on gross margins. Past gross margins are not necessarily indicative of future gross margins.

     Selling, General and Administrative Expense. Selling, general and administrative expense was $2.8 million, or 47.1% of revenues, in the first quarter of 1998, compared to $3.0 million, or 36.9% of revenues, in the first quarter of 1997. The decrease in 1998 was primarily related to lower commission expenses resulting from lower sales levels. Selling, general and administrative expense may vary as a percentage of revenues in the future.

     Research and Development Expense. Research and development expense was $988,000, or 16.9% of revenues, in the first quarter of 1998, compared to $1.1 million, or 14.1% of revenues, in the first quarter of 1997. The Company plans to continue its commitment to research and development in 1998, as the Company believes that the markets for its products are characterized by technological innovation for hardware, software and powdered materials. Research and development expense may increase in absolute dollars in future periods, and such expenditures may vary as a percentage of sales. There can be no assurance that the Company's research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be affected by other factors.

     Interest Expense. Net interest expense for the first quarter of 1998 was $6,000, compared to interest expense of $300,000 for the first quarter of 1997. The higher year earlier expense resulted from a greater outstanding debt. In May 1997 the Company repaid substantially all of its then outstanding indebtedness out of the proceeds of an initial public offering of common stock.

     Income Taxes. As a result of its tax sharing arrangement with BFGoodrich, the Company was allocated an income tax benefit of $197,000 in the first quarter of 1997. In May 1997, BFGoodrich ownership interest fell below 80% and such benefits are no longer available to the Company. In the fourth quarter of 1997 the Company recorded the final accounting for this tax allocation arrangement.

     Net Loss. The Company had net losses of $1.3 million and $711,000 in the first quarter of 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES


     Net cash used in operating activities (before working capital changes) was $889,000 in the first quarter of 1998, while it was $104,000 in the first quarter of 1997. Working capital provided cash of $855,000 in the first quarter of 1998 and $850,000 in the first quarter of 1997. In the first quarter of 1998, the apparent aging of receivables increased as sales for the quarter was weighted to the end of the quarter.

     The Company's investing activities include expenditures for patents and licenses, capitalized software costs and furniture and equipment, principally consisting of the Company's Sinterstation Systems built for internal use and rental purposes. Net cash used by investing activities was approximately $1.1 million and $585,000 in the first quarters of 1998 and 1997, respectively. The increased investment in 1998 was primarily for Sinterstation Systems for internal use in development activities.

     The Company currently has a $2.0 million line of credit with Chase Bank, Texas NA, with no amounts outstanding, expiring in April 1999. Borrowings under this line of credit bear interest at prime plus 1.5%. Borrowings under this line must be approved in advance by The B.F.Goodrich Company

("BFGoodrich"), which has guaranteed the line of credit. There can be no assurance that BFGoodrich will approve such bank loans when and if requested by DTM. In addition BFGoodrich has expressed its intention to divest its interest in the Company. If BFGoodrich were to divest its interest in the Company, it is unlikely that it would subject itself to additional guarantee exposures under the line of credit.

     The Company has a current liability to BFGoodrich in the amount of approximately $907,000, which arose in 1997 as the result of certain payments made by BFGoodrich on behalf of DTM. This liability is currently non-interest bearing and is due on demand. Although BFGoodrich has not yet set a time frame for its repayment, it could do so at any time. Additionally, BFGoodrich could require that the liability bear interest at any time.

     Future capital requirements of the Company will depend on its growth rate, profitability, working capital requirements, and level of investment in long-term assets. BFGoodrich has been a significant source of debt and equity funding in the past. BFGoodrich has indicated that it has no plans to provide future funding to DTM.

     The Company believes that it has the financial resources, needed to meet business requirements, including capital expenditures, working capital requirements, the debt obligations outstanding and operating lease commitments for facilities through the next twelve months, assuming the availability of the bank line of credit. However, there can be no assurance that this will be the case.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND SAFE HARBOR STATEMENT

     Investors are cautioned that this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and working capital; and (iii) the Company's business is highly competitive and the entrance of new competitors or the expansion of the operations by existing competitors in the Company's markets could adversely affect the Company's plans and results of operations. In addition, the Company identifies the risk factors discussed below which may affect the Company's actual results and may cause actual results to differ materially from those contained in forward looking statements.

LIMITED OPERATING HISTORY AND LACK OF PROFITABILITY. The Company was incorporated in 1987, and prior to shipment of its first Sinterstation Systems in 1992, it derived revenues solely from a rapid prototyping service bureau that it operated in Austin, Texas. The Company has been unprofitable from its inception; most recently recognizing a net loss of approximately $7.3 million for the year ended December 31, 1997. There can be no assurance that the Company can achieve, or if it achieves, maintain, profitability in the future.

EMERGING RAPID PROTOTYPING MARKET. The market for rapid prototyping products and services is in an early stage of development and includes multiple, competing technologies, many of which are not yet fully developed. Participants in this market are moving to address new applications, many of which may not yet be known or accepted by potential users. Rapid prototyping requires that a computer aided design ("CAD") file describe a design. Organizations who are not using CAD are not, generally, potential customers for rapid prototyping products and services. Significant education of the end user in both CAD modeling and rapid prototyping in general has in some cases been a prerequisite to product acceptance. It is not clear at this time which one or more technologies will gain broad market acceptance. There can be no assurance that DTM will emerge as a market leader, or even a major market participant, as the market matures.

EMERGING RAPID TOOLING MARKET. The market for rapid tooling products and services is even in an earlier stage of development than rapid prototyping. Participants in this market are moving to address new applications, many of which may not yet be known or accepted by potential users. The companies who make tooling using traditional machining methods have made large capital investments in traditional equipment and have mature infrastructures for doing so. They may be highly resistant both on financial and cultural basis to adopting new technologies. There can be no assurance that rapid tooling technologies will evolve to the point that the perceived value will overcome those obstacles. There can be no assurance that DTM will emerge as a market leader, or even a major market participant, as the market matures.

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

COMPETITION. The market for rapid prototyping systems is intensely competitive. In marketing its Sinterstation Systems, the Company experiences competition from many sources. Certain of the Company's competitors are better known and have greater financial, research and development, production and marketing resources than DTM. Competition has increased as a result of the introduction of new products or product enhancements by these competitors or the entry into the industry by other companies. Industry analysts have estimated that the worldwide market for rapid prototyping grew in 1997 by 20%. In 1997, the Company's revenues lagged the overall industry and grew by only 4%.. Increased competition has resulted in price reductions, reduced margins and loss of market share, all of which has materially adversely affected the Company's business and financial results and may continue to do so.

LIMITED PRODUCT COMPANY. The Company currently offers two models of Sinterstation Systems for sale. The sale of Sinterstation Systems comprised 64% of revenues in 1998 and 66% of revenues in both 1997 and 1996. The remaining revenues were comprised of sales of powdered sintering materials, spare parts and services to the installed base of Sinterstation owners. The Sinterstation Systems are priced at the premium end of the range of today's rapid prototyping products and are sold on the basis of performance and suitability to specific applications. In a downturn or even in a soft market the Company's dependance upon a limited range of products, as opposed to a wide range of products at different price points, has caused the Company's financial performance to be adversely affected and may continue to do so.

CAPITAL RESOURCES. The Company's future capital requirements will depend on a number of factors, including its profitability, growth rate, working capital requirements, expenses associated with protection of its patents and other intellectual property and costs of future research and development activities. It is typical of developing technology companies to need large amounts of capital to fund growth. BFGoodrich, the Company's majority shareholder, has been a significant source of debt and equity funding in the past. BFGoodrich has indicated to the Company that BFGoodrich has no plans to provide future funding and in fact intends to divest its position in the Company. Future operating results will depend, in part, on the Company's ability to obtain and manage capital sufficient to finance its business. The inability of the Company to secure capital funding sufficient to meet its needs could have a material adverse effect on the Company's business and financial performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS. Protection of the Company's intellectual property is an important factor in its ability to be successful in a highly competitive market that is subject to rapid technological changes. However, it is expensive and consumes a significant portion of time of DTM's officers.

     In pursuing protection for its proprietary rights in its Sinterstation Systems, materials and related technology, the Company currently relies on a combination of patent, copyright, trademark and trade secret rights, as well as contractual provisions. The Company typically seeks patent protection for its selective laser sintering technology, including, where deemed appropriate, the selective laser sintering process, its Sinterstation Systems and the materials used in its Sinterstation Systems. However, patent protection may not always be available. There can be no assurance that patents will be issued under any or all of the patent applications to which the Company has rights. In addition, the laws of various countries in which the

Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

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

MANAGEMENT OF VARYING OR NOMINAL GROWTH. DTM has experienced varying revenue growth or contractions since 1991. DTM experienced increases in total net revenues from approximately $1.1 million in 1991 to approximately $25.3 million in 1997. In the third quarter of 1997, however, revenues began to contract overall and this contraction has continued through the first quarter of 1998. Throughout 1997 the Company's revenues derived from North America contracted while its revenues derived from international markets expanded rapidly. In the first quarter of 1998, revenues derived from both North America and international markets contracted. Also, in 1997 the Company's revenues from customers directly involved in product development expanded while its revenues derived from service bureaus contracted. This varying or nominal growth has, from time to time, strained its management resources and systems. DTM's ability to manage its varying growth effectively will depend on, among other things, its ability to increase the capability and quality of its operational, financial and management information systems and controls and to train, motivate, in some cases re-deploy, manage and retain its employees. There can be no assurance that the Company will experience future growth or be successful in managing any future growth. Failure to manage or enter into any future growth could have a material adverse affect on the Company's business and financial performance.

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS. The Company's revenues and operating results have varied substantially from quarter to quarter and may continue to do so. DTM typically experiences a relatively long lead-time to complete a Sinterstation System sale and has historically experienced no backlog. Furthermore, new product introductions, seasonality of customer buying patterns and other factors can cause fluctuations in quarterly results. These fluctuations have and may continue to preclude the Company from managing its operating results effectively from quarter to quarter. Further, a majority of the sales of the Company's Sinterstation Systems occur at the end of the quarter. As the duration of the current manufacturing cycle is approximately 19 weeks, this has a significant impact on the Company's ability to control its inventories. The bunching of sales at the end of the quarter also negatively impacts the Company's ability to predict sales, control sales prices and enforce its standard terms. The failure of the Company to complete a particular Sinterstation System sale in any given quarter can have a material adverse effect on the Company's business and financial performance for that quarter and quarterly fluctuations could cause a material adverse effect on the price at which the Company's Common Stock trades.

NEW PRODUCTS; ENGINEERING TESTING DELAYS. The Company's ability to achieve and maintain a significant market share depends heavily on its ability to improve the perceived value of its Sinterstation Systems, through a combination of lower installed cost, lower operating costs, higher productivity and improved ease of use. In addition, DTM must introduce new and innovative products that facilitate increased use and more specialized applications of existing products. DTM cannot predict with any certainty the degree to which its ongoing research and development efforts in the areas of Sinterstation System and materials enhancements will be successful or, if so, when. In addition, the Company can provide no assurance of its future success in selecting, developing, manufacturing and marketing new products. When the Company or its competitors announce new products with capabilities or technologies that have the potential to replace the Company's existing product offerings, customers sometimes defer or forego purchases of Company products. This could materially adversely affect the Company's business and financial performance. While the Company performs testing prior to releasing new product designs or product enhancements, products may contain unforeseen errors or performance problems. The correction of errors and problems in new products could cause delays in product introductions or shipments, require design modifications to previously shipped products or cause adverse publicity, any of which can adversely affect the Company's business and financial performance.

DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a substantial extent on certain key employees. Losing the services of one or more key employees could have a material adverse effect on the Company's business and financial performance. The Company's success also depends on its ability to continue to attract highly talented technical personnel. Candidates with appropriate training and expertise may be in short supply in the geographic areas where the Company is attempting to recruit personnel. The Company has put in place incentive compensation plans intended to provide motivation for continued employment of key employees. However, the exercise prices of employee stock options are currently above market value and, management incentive goals have not been met for the past two years and certain sales force incentive goals were not met last year. This has resulted in reduced incentive compensation for Company employees. During the last half of 1997, several executive officers left the Company. The Company can give no assurance that it will be able to retain employees or continue to attract, assimilate and retain other skilled personnel.

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

INTERNATIONAL OPERATIONS. The Company competes on an international basis through its wholly owned subsidiary located in Germany and through export sales derived from its United States sales operations, principally to the Pacific Rim, Europe (excluding Germany) and South America. In 1997, approximately 62% of the Company's sales were made to customers outside of the United States. The Company expects that sales to customers in countries outside of the United States will continue to make up a significant percentage of total sales. Fluctuations in exchange rates as well as interest rates have significantly affected DTM's sales in foreign markets. In particular, a strengthening U.S. dollar has adversely affected the price competitiveness of DTM's products and services in the international markets. The Company also maintains a subsidiary for sales and technical support in Europe. In addition, exchange rates have adversely affected the value of receivables arising from foreign sales. The Company does engage in some hedging to limit the currency exchange risk related to some sales. There can be no assurance that the Company's exposure to risks associated with international operations will not continue to have a material adverse effect on its liquidity, capital resources and results of operations. The regulatory environment, including import/export laws, protective trade policies and currency controls of foreign governments, also could materially adversely affect the Company's business and financial performance.

CONTROL OF THE COMPANY. BFGoodrich owns approximately 50.2% of the outstanding Common Stock. At this percentage, BFGoodrich could control elections of the Company's Board of Directors and could control or substantially affect the outcome of certain matters submitted to the Company's shareholders for their vote or consent. BFGoodrich could also cause, prevent or delay a change in control of the Company. BFGoodrich has advised the Company that its interest in DTM is primarily financial and that it intends to divest its interest in the Company. The Company cannot predict the effect of a sale of a controlling interest in the Company; although, depending on the identity of the purchaser and its reason for acquiring control of the Company, minority shareholders could be adversely affected.

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

     Historically, DTM has received certain tangible and intangible benefits from BFGoodrich. For example, BFGoodrich currently provides DTM participation in a group program for various types of business insurance. This arrangement is on terms that could be considered more favorable to the Company than those that would be available to DTM in arms-length transactions with unrelated vendors, principally because DTM is able to take advantage of cost efficiencies experienced by BFGoodrich due to the size of its operations. DTM will be ineligible to take part in any BFGoodrich insurance programs once BFGoodrich no longer owns a majority of the outstanding Common Stock. Either party has the option to terminate any of such arrangements at any time.

     In addition at March 31, 1998, DTM had a current liability to BFGoodrich in the amount of $907,000. This amount is currently non-interest bearing and is due on demand. The balance is the result of certain payments made by BFGoodrich on behalf of DTM in 1997. BFGoodrich could require interest on its advance or require the advance to be repaid at any time.

POSSIBLE ISSUANCE OF PREFERRED STOCK. The Company's Articles of Incorporation authorize the issuance of up to 3,000,000 shares of preferred stock, $.001 par value ("Preferred Stock"), the terms of which would be determined by the Board of Directors at the time of issuance, without further shareholder approval. The Board of Directors would determine whether these shares would carry voting rights, preferences in the payment of dividends, sinking fund provisions and liquidation, redemption or conversion rights, if any. The Company has no current plans to issue Preferred Stock. However, if such stock is issued in the future, the rights of the holders of Common Stock could be materially adversely affected. It is possible that the Board of Directors could grant future holders of Preferred Stock rights that could restrict the Company's ability to merge or sell its assets to a third party, resulting in preservation of the control of the Company by its then current owners. The Preferred Stock provisions of the Company's Articles of Incorporation could inhibit a third party from acquiring a significant amount of the Common Stock, thereby delaying or preventing changes of the management or control of the Company, and possibly materially adversely affecting the Common Stock price as a result.

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

     Sales of shares of Common Stock into the market by BFGoodrich or employees exercising options could cause a decline in the price of such stock.

MARKET VOLATILITY. The Company is listed for quotation of the Common Stock on the Nasdaq National Market. Historically, the stock market has experienced volatility that has particularly affected the market price of common stock of technology-related companies. That volatility sometimes has been unrelated to the operating performance of such companies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information related to quantitative and qualitative disclosures regarding market risk is set forth in Managements Discussion and Analysis of Financial Condition and Results of Operations and the risk factors under Item 2 above. Such information is incorporated by reference herein.

                                    PART II
                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
          Exhibit 10.21 - DTM Corporation 1998 Stock Option Plan

          Exhibit 10.22 - Amendment to the DTM Corporation Equity
                           Appreciation Plan, effective February 19, 1998

          Exhibit 27.1  - Current Financial Data Schedule for the quarter ended
                           March 31, 1998

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 11, 1998


                         DTM Corporation
                         (Registrant)


                         By:  /s/ John S. Murchison, III
                              ---------------------------------------
                                  John S. Murchison, III
                                  President and Chief Executive Officer


                         By:  /s/ Geoffrey W. Kreiger
                              ---------------------------------------
                                  Geoffrey W. Kreiger
                                  Controller, Treasurer and Secretary
                                  (Principal Financial and
                                  Accounting Officer)

                               Index to Exhibits
                               -----------------

Number                    Description
------                    -----------

10.21    DTM Corporation 1998 Stock Option Plan

10.22 Amendment to the DTM Corporation Equity Appreciation Plan, effective February 19, 1998

27.1     Financial Data Schedule for the quarter ended March 31, 1998