Form 10-Q
period 1998-06-30
DTM CORP /TX/
filed 1998-08-12
CIK 1014552

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required) FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       Or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from   to

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

AS OF JULY 31, 1998, THE REGISTRANT HAD 6,286,851 OUTSTANDING SHARES OF COMMON STOCK.


================================================================================

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                DTM CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (In thousands, except share and per share amounts)


                                           Three Months Ended              Six Months Ended
                                                June 30,                       June 30,
                                           1998         1997              1998         1997
                                       ---------------------------   ---------------------------
Revenue:
 Products                                  $ 6,591     $ 6,076          $ 11,561       $ 13,433
 Service and support                           888         723             1,752          1,389
                                       ---------------------------   ---------------------------
                                             7,479       6,799            13,313         14,822
Costs of sales:
 Products                                    4,595       3,507             7,510          7,560
 Service and support                           518         544             1,030          1,032
                                       ---------------------------   ---------------------------
                                             5,113       4,051             8,540          8,592
                                       ---------------------------   ---------------------------
Gross Profit                                 2,366       2,748             4,773          6,230

Operating expenses:
 Selling, general and administrative         2,604       3,066             5,351          6,023
 Research and development                      855       1,260             1,843          2,393
 Provision for litigation settlement         1,700           -             1,700              -
 Stock compensation (EAP)                        -       2,927                 -          2,927
                                       ---------------------------   ---------------------------
                                             5,159       7,253             8,894         11,343
                                       ---------------------------   ---------------------------
Operating loss                              (2,793)     (4,505)           (4,121)        (5,113)

Other income (expense):
 Other income                                    4          52                 6             56
 Interest (expense)                            (18)       (113)              (26)          (417)
                                       ---------------------------   ---------------------------
                                               (14)        (61)              (20)          (361)
                                       ---------------------------   ---------------------------

Loss before income tax benefit              (2,807)     (4,566)           (4,141)        (5,474)

Income tax benefit                               -        (310)                -           (507)
                                       ---------------------------   ---------------------------
Net loss                                  $ (2,807)   $ (4,256)         $ (4,141)      $ (4,967)
                                       ===========================   ===========================

Net loss per common share - basic         $  (0.45)   $  (0.83)         $  (0.66)      $  (1.17)
                                       ===========================   ===========================
Weighted-average number of shares
 outstanding                             6,286,851   5,214,180         6,286,851      4,234,230
                                       ===========================   ===========================

See accompanying notes.

                                DTM CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (In thousands, except share amounts)



                                                                            June 30,       December 31,
                                                                              1998             1997
                                                                        -------------------------------
 ASSETS
 Current assets:
      Cash                                                                     $ 2,002          $ 2,050
      Accounts receivable, net                                                   5,165            4,981
      Receivable for litigation settlement                                       1,500                -
      Inventory                                                                  2,924            5,839
      Prepaid expenses and other                                                   406              404
                                                                         -------------------------------
 Total current assets                                                           11,997           13,274
 Property, net                                                                   2,716            2,299
 Capitalized software development costs, net                                       746              753
 Patent and license fees, net                                                    1,076            1,080
 Other noncurrent assets                                                            40              142
                                                                         -------------------------------
 Total assets                                                                 $ 16,575         $ 17,548
                                                                         ===============================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
      Accounts payable                                                         $ 3,452          $ 3,839
      Due to BFGoodrich                                                            907              909
      Deferred revenues                                                          1,934            1,604
      Accrued litigation settlement                                              3,200                -
      Accrued expenses and other liabilities                                     1,809            1,783
      Short-term borrowings                                                        175              175
                                                                         -------------------------------
 Total current liabilities                                                      11,477            8,310

 Shareholders' equity:
      Preferred stock                                                                -                -
      Common stock, 6,286,851 shares outstanding
         at June 30, 1998 and December 31, 1997                                      1                1
      Additional paid-in capital                                                50,256           50,256
      Stock options outstanding                                                  2,905            2,905
      Accumulated deficit                                                      (47,898)         (43,757)
      Accumulated other comprehensive loss                                        (166)            (167)
                                                                         -------------------------------
 Total shareholders' equity                                                      5,098            9,238
                                                                         -------------------------------
 Total liabilities and shareholders' equity                                   $ 16,575         $ 17,548
                                                                         ===============================

See accompanying notes.

                                DTM CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)


                                                                               Six Months Ended
                                                                                   June 30,
                                                                             1998            1997
                                                                         -----------------------------
 Operating activities:
 Net loss                                                                    $ (4,141)       $ (4,967)
 Adjustments to reconcile net loss to net cash provided by
      or (used) in operating activities:
         Depreciation and amortization                                            858           1,225
         Provision for obsolescence                                               675               -
         Provision for litigation settlement                                    1,700               -
         Stock compensation (EAP) expense                                           -           2,927
         Changes in assets and liabilities used in operating activities:
             Accounts receivable                                                 (185)            968
             Inventory                                                          2,240          (1,976)
             Prepaid expenses and current assets                                  100             381
             Accounts payable                                                    (387)            192
             Due to BFGoodrich                                                     (2)            523
             Deferred revenues                                                    330            (211)
             Accrued expenses and other current liabilities                        27            (175)
                                                                         -----------------------------
 Net cash provided by (used in) operating activities                            1,215          (1,113)

 Investing activities:
 Purchases of property                                                           (966)           (225)
 Capitalized software development costs                                          (173)           (134)
 Patent and license expenditures                                                 (125)           (341)
                                                                         -----------------------------
 Net cash used in investing activities                                         (1,264)           (700)

 Financing activities:
 Proceeds from public stock offering                                                -          20,706
 Proceeds from short-term borrowings                                              500             371
 Repayments of short-term borrowings                                             (500)           (965)
 Proceeds from notes payable                                                        -             800
 Repayments of notes payable                                                        -         (11,840)
 Repayment of line of credit from BFGoodrich                                                   (2,500)
                                                                         -----------------------------
 Net cash provided by financing activities                                          -           6,572

 Effect of foreign exchange rate changes on cash                                    1            (131)
                                                                         -----------------------------

 Net increase (decrease) in cash                                                  (48)          4,628

 Cash at the beginning of the period                                            2,050             329
                                                                         -----------------------------
 Cash at the end of the period                                                $ 2,002         $ 4,957
                                                                         =============================
 Noncash item:
 Conversion of BFGoodrich debt to equity                                      $     -         $ 1,500

See accompanying notes.

                                      DTM

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTCS
                                  (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DTM Corporation ("DTM or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and related footnotes of the Company for the year ended December 31, 1997 as disclosed in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

2.  INVENTORY

Inventory consisted of the following (in thousands):

                                                                June 30,    December 31,
                                                                  1998         1997
                                                               -------------------------
              Raw materials and purchased parts                  $ 2,100       $ 2,863
              Finished goods                                       1,388         3,101
                                                               -------------------------
                                                                   3,488         5,964
              Reserve for obsolescence                              (564)         (125)
                                                               -------------------------
                                                                 $ 2,924       $ 5,839
                                                               -------------------------


3.  FINANCIAL INSTRUMENTS

The Company uses forward foreign currency exchange contracts, which typically expire within one year, to hedge payments and receipts of foreign currencies, related to the purchase and sale of goods overseas. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. The Company had a foreign currency exchange contracts on hand at June 30, 1998, primarily hedging Yen revenues, totalling $306,000.

4.  FACILITIES LEASE

The Company's main facility has been located in Austin, Texas since 1990 and contains specialized leasehold improvements. A new operating lease for this facility was executed in April 1998. An additional 20,000 square feet in an adjacent building was added to the lease in June 1998. The new 20,000 square foot space has been configured for manufacturing. In addition, off-site inventory storage in the Austin area has been discontinued and the inventory has been consolidated into the new space. The future minimum annual payments under this lease for the approximately 50,000 square feet are $250,000 through 2000, $275,000 from 2001 through 2003 and $312,500 from 2004 through 2006.

5.  COMPREHENSIVE INCOME

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. Comprehensive income includes net income and other revenues, expenses, gains, and losses that are excluded from net income but are included as a component of total shareholders' equity. Comprehensive loss for the three months ended June 30, 1998 and 1997 was $2,751,000 and $4,322,000, respectively. Comprehensive loss for the six months ended June 30, 1998 and 1997 was $4,140,000 and $5,098,000, respectively. The difference between comprehensive loss and net loss is comprised of the effect of currency translation adjustments and hedging activity in accordance with Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency and hedging activity, excluded from net loss, is presented in the Condensed Consolidated Balance Sheets as "Accumulated other comprehensive loss."

6.  PROPOSED LITIGATION SETTLEMENT

DTM has entered into a proposed settlement of the class action lawsuit. The settlement fund of $3,000,000 is to be comprised of $2,600,000 in cash and $400,000 of DTM common stock. The number of newly issued shares to be placed in the settlement fund will be determined based upon average closing prices of the stock at the time that the settlement is finalized. DTM has recorded in its balance sheet the estimated amount recoverable from insurance of $1,500,000 as a receivable and the estimated amount of its liability, including remaining defense costs, of $3,200,000 and recorded a charge to operations for the net expense of $1,700,000. See also Note 7.

7.  CONTINGENCIES

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

DTM has been informed by this competitor that it has obtained the worldwide right to enforce certain U.S. patents and that it may bring patent infringement litigation against the Company in U.S. courts. It is not possible at this time to predict the outcome of this possible action, although the Company has conducted a review of the patents in question and believes that it is not infringing or would have valid defenses to claims such competitor may make selective laser sintering. If such a lawsuit is filed, the Company intends to defend itself vigorously. However, a ruling that would have the effect of allowing the competitor to sell

                                DTM CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

rapid prototyping systems in the U.S. without a license from DTM could have a material adverse effect on the Company's business and financial performance.

A lawsuit has been filed against the Company whereby certain plaintiffs claim that the Company in connection with the initial public offering of its stock made material misstatements or omissions. The Company has entered into a proposed settlement of this lawsuit as more fully discussed in Footnote 5.

NEW ACCOUNTING STANDARDS

In June 1998, the Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair market value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings.

The Company has not yet determined what the effect of statement No. 133 will be on its earnings and financial position and has not yet determined the timing or method of adoption. However, the Statement could increase volatility in earnings and comprehensive income.

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

                                                   Three Months Ended               Six Months Ended
                                                        June 30,                        June 30,
                                                 1998            1997             1998            1997
                                             -----------------------------    -----------------------------
Revenue:
     Products                                         88.1%           89.4%            86.8%           90.6%
     Service and support                              11.9            10.6             13.2             9.4
                                             -----------------------------    -----------------------------
                                                     100.0           100.0            100.0           100.0
Gross Profit:
     Products margin                                  30.3            42.3             35.0            43.7
     Service and support margin                       41.7            24.8             41.2            25.7
                                             -----------------------------    -----------------------------
     Gross profit                                     31.6            40.4             35.9            42.0
                                             -----------------------------    -----------------------------

Operating expenses:
     Selling, general and administrative              34.8            45.1             40.2            40.7
     Research and development                         11.4            18.5             13.8            16.1
     Provision for litigation settlement              22.7             -               12.8             -
     Stock compensation (EAP)                          -              43.1              -              19.7
                                             -----------------------------    -----------------------------
     Total                                            68.9           106.7             66.8            76.5
                                             -----------------------------    -----------------------------
Operating loss                                       (37.3)          (66.3)           (30.9)          (34.5)

Other income (expense):
     Interest income                                   -               0.8              -               0.4
     Interest (expense)                               (0.2)           (1.7)            (0.2)           (2.8)
                                             -----------------------------    -----------------------------
     Total                                            (0.2)           (0.9)            (0.2)           (2.4)
                                             -----------------------------    -----------------------------

Loss before income tax benefit                       (37.5)          (67.2)           (31.1)          (36.9)

Income tax benefit                                     -              (4.6)             -              (3.4)
                                             -----------------------------    -----------------------------
Net loss                                             (37.5)%         (62.6)%          (31.1)%         (33.5)%
                                             -----------------------------    -----------------------------

     Revenues. Revenues increased 10.0% to $7.5 million in second quarter of 1998, compared to $6.8 million in the second quarter of 1997. This increase was primarily attributable to a strong North American market as revenues derived from international customers were flat in total and declined in the Pacific Rim countries. Revenues derived from customers in North America increased by approximately 30% to $3.5 million. Unit volumes of Sinterstation Systems and powdered materials increased in the second quarter of 1998 over the second quarter of 1997.

     Revenues decreased 10.2% to $13.3 million in the six months ended June 30, 1998, compared to $14.8 million in the comparable period of 1997. Revenues derived from customers in North America increased by approximately 12.5% to $6.1 million, while revenues derived from international customers declined, primarily in the Pacific Rim countries.

     In July 1998, DTM announced the August 1998 availability of its new, lower-cost selective laser sintering system platform, named the Sinterstation 2500plus. Manufacture of the two previous system platforms was discontinued in July 1998. The Company believes that the $299,000 list price of the new base system and system packages with list prices from $349,000 to $399,000 more closely reflects market pricing than the previous list prices. With the introduction of the Model 2500plus, DTM has over the past year introduced a completely new generation of platforms, sintering materials and sintering processes. The Company believes that the increased demand for its products in the second quarter of 1998 is a result of the new sintering materials that were introduced in the previous seven months. However, there can be no assurance that this increased demand will continue.

     Revenues in past periods may not be indicative of revenues in the future, which may be affected by other business environment and risk factors previously discussed, as well as other factors included elsewhere herein.

     Gross Profit. Gross profit, before charges for inventory write-downs amounting to $550,000, was $2.9 million, or 39.0% of revenue, in the second quarter of 1998, compared to $2.7 million, or 40.4% of total revenue, in the second quarter of 1997. The increase in gross profit primarily was due to higher unit volumes of Sinterstation Systems and increased services. The gross margin percentage decrease in the second quarter of 1998 was caused primarily by lower average selling prices on Sinterstation Systems, without a corresponding decrease in average unit costs. In the second quarter of 1998 the Company included in its consolidated statement of operations a provision for obsolescence of $550,000. The charges for inventory write-downs, in connection with the phaseout of the Sinterstation Models 2500 and 2000 and certain sintering materials, reduced the overall gross margin to 31.6% of revenue. There was no such provision in 1997. In the second quarter of 1998, service and support margins improved to 41.7%, compared to 24.8% in the comparable period of 1997, due to reduced travel costs of servicing certain international customers as a result of the use of more on-site employees.

     Gross profit, before charges for inventory write-downs amounting to $675,000, was $5.5 million, or 40.9% of revenue, in the six months ended June 30, 1998, compared to $6.2 million, or 42.0% of revenues, in the comparable period of the prior year. The gross profit decrease primarily was due to lower volumes of Sinterstation Systems in the first six months of 1998.

     The introduction of the new Sinterstation System Model 2500plus discussed above was the culmination of a year long project to design a lower cost system to be more price competitive while attempting to maintain gross profit per sale. Until the existing inventory of the Model 2000 and Model 2500 are depleted, sales in the coming quarter or quarters will be a mix of the old and new models. The older models are being offered at reduced prices, with correspondingly lower gross margins.

     The Company believes there is a risk that gross margin percentages may continue to decline in the face of the soft North American and Pacific Rim markets and the strong U.S. dollar. Other factors, including changes in material and labor costs, may also have an adverse effect on gross margins. Past gross margins are not necessarily indicative of future gross margins.

     Selling, General and Administrative Expense. Selling, general and administrative expense was $2.6 million, or 34.8% of revenues, in the second quarter of 1998, compared to $3.0 million, or 45.1% of revenues, in the second quarter of 1997. The decrease in 1998 was primarily related to lower personnel costs and fewer sales subject to agent commissions. This category of expense was $5.4 million, or 40.2% of revenues, in the six months ended June 30, 1998, compared to $6.0 million, or 40.7% of revenues, in the comparable period of the prior year. Selling, general and administrative expense may vary as a percentage of revenues in the future.

     Research and Development Expense. Research and development expense was $855,000, or 11.4% of revenues, in the second quarter of 1998, compared to $1.3 million, or 18.5% of revenues, in the second quarter of 1997. This category of expense was $1.8 million, or 13.8% of revenues, in the six months ended June 30, 1998, compared to $2.4 million, or 16.1% of revenues, in the comparable period of the prior year. The Company plans to continue its commitment to research and development in 1998, as the Company believes that the markets for its products are characterized by technological innovation for hardware, software and powdered materials. Research and development expense may increase in absolute dollars in future periods, and such expenditures may vary as a percentage of sales. There can be no assurance that the

Company's research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be affected by other factors.

     Provision For Litigation Settlement. DTM has entered into a proposed settlement of the shareholder class action lawsuit pending against it The charge to its statement of operations in the amount of $1.7 million, consists of $3.0 million, the approxiamate value of the settlement offer, and $200,000 in estimated legal costs, net of the expected insurance recovery of $1.5 million. This charge was recorded in the second quarter of 1998. See Item 5. Other Information "Settlement of Shareholder Class Action Lawsuit."

     Stock Compensation (EAP). In connection with the 1997 IPO, the Company incurred a one-time non-cash stock compensation expense of approximately $2.9 million as a result of previously outstanding stock appreciation rights converting by formula into immediately vested stock options at exercise prices below the market value of the common stock. This charge was recorded in the second quarter of 1997.

     Interest Expense. Net interest expense for the second quarter of 1998 was $18,000, compared to interest expense of $113,000 for the second quarter of 1997 and $26,000 and $417,000 for the six months ended June 30, 1998 and 1997, respectively. The higher year earlier expense resulted from a greater outstanding debt. In May 1997 the Company repaid substantially all of its then outstanding indebtedness out of the proceeds of an initial public offering of common stock.

     Income Taxes. As a result of its tax sharing arrangement with The B.F.Goodrich Company ("BFGoodrich"), the Company was allocated an income tax benefit of $310,000 in the second quarter of 1997. In May 1997, BFGoodrich's ownership interest fell below 80% and such benefits are no longer available to the Company. In the fourth quarter of 1997 the Company recorded the final accounting for this tax allocation arrangement.

     Net Loss. The Company had net losses, including special charges, of $2.8 million and $4.3 million in the second quarter of 1998 and 1997, respectively. The Company had losses, including special charges, of $4.1 million and $5.0 million in the six months ended June 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities (before working capital changes) was $908,000 in the six months ended June 30, 1998, compared to $815,000 in the comparable period of 1997. Working capital employed in operating activities provided cash of $2.1 million in the six months ended June 30, while $298,000 in cash was used for such purpose in the comparable period of 1997. Inventory balances were reduced by 50% in the six months ended June 30, 1998, in part due to the transition of the Sinterstation models at June 30, 1998.

     The Company's investing activities include expenditures for patents and licenses, capitalized software costs and furniture and equipment, principally consisting of the Company's Sinterstation Systems built for internal use and rental purposes. Net cash used by investing activities was approximately $1.3 million and $700,000 in the six months ended June 30, 1998 and 1997, respectively. The increased investment in 1998 was primarily for Sinterstation Systems for internal use in development and customer support activities.

     The Company currently has a $2.0 million line of credit with Chase Bank, Texas NA, with no amounts outstanding, expiring in April 1999. Borrowings under this line of credit bear interest at prime plus 1.5%. Borrowings under this line must be approved in advance by BFGoodrich , which has guaranteed the line of credit. There can be no assurance that BFGoodrich will approve such bank loans when and if requested by DTM. In addition BFGoodrich has expressed its intention to divest its interest in the Company. If BFGoodrich were to divest its interest in the Company, it is unlikely that it would subject itself to additional guarantee exposures under the line of credit.

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

     In connection with the proposed settlement of the pending shareholder class action lawsuit, the Company will establish a settlement fund on or before September 1, 1998 by depositing the $2.6 million cash portion into an escrow account. Insurance proceeds of $1.5 million are expected to be available at that time. The Company anticipates funding the remaining $1.1 million of the cash portion of the proposed settlement from its cash balances and, if necessary, borrowings under its bank line of credit. BFGoodrich has indicated to to the Company that BFGoodrich will approve and guarantee a borrowing for this purpose by the Company under the the Company's bank line of credit. See Item 5. Other Information "Settlement of Shareholder Class Action Lawsuit."

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

NEW ACCOUNTING STANDARD

     In June 1998, the Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair market value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings.

     The Company has not yet determined what the effect of statement No. 133 will be on its earnings and financial position and has not yet determined the timing or method of adoption. However, the Statement could increase volatility in earnings and comprehensive income.

YEAR 2000 PLAN

     The Company believes that its Sinterstation Systems have no exposures with respect to the year 2000 issue.

     The Company has begun to develop a plan to upgrade or replace its information technology to recognize the year 2000 and begun to evaluate packaged software solutions. The Company currently expects the project to be substantially completed by early 1999 and to cost between $50,000 and $150,000. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. The Company does not expect this project to have a significant effect on operations. As of June 30, 1998 approximately $10,000 was expensed.

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

PENDING CLASS ACTION LITIGATION. The Company is the defendant in a matter styled as a class action that is pending in a Texas State court. The plaintiffs seek recission of the May 1997 IPO and the return to certain shareholders the proceeds of that IPO of approximately $22.8 million, plus interest and costs. An adverse judgment may have a material adverse effect on the Company's business and financial performance. A proposed $3.0 million settlement in this matter has been reached. However, there can be no assurance that the settlement will be finalized or, if finalized, certain investors may opt-out of the settlement and bring individual actions against the Company. See Item 1. Financial Statements -
- Note 5 to Notes to Consolidated Financial Statements and Item 5. Other Information "Settlement of Shareholder Class Action Lawsuit."

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

LIMITED PRODUCT COMPANY. The Company currently offers one model of Sinterstation Systems for sale. The sale of Sinterstation Systems comprised 68% of revenues in the six months ended June 30, 1998 and 66% of revenues in the years ended December 31 1997 and 1996, respectively. The remaining revenues were comprised of sales of powdered sintering materials, spare parts and services to the installed base of Sinterstation owners. The Sinterstation Systems are priced at the premium end of the range of today's rapid prototyping products and are sold on the basis of performance and suitability to specific applications. In a downturn or even in a soft market the Company's dependance upon a limited range of products, as opposed to a wide range of products at different price points, has caused the Company's financial performance to be adversely affected and may continue to do so.

CAPITAL RESOURCES. The Company's future capital requirements will depend on a number of factors, including its profitability, growth rate, working capital requirements, expenses associated with protection of its patents and other intellectual property and costs of future research and development activities. It is typical of developing technology companies to need large amounts of capital to fund growth. BFGoodrich, the Company's majority shareholder, has been a significant source of debt and equity funding in the past. BFGoodrich has indicated to the Company that BFGoodrich has no plans to provide future funding and in fact intends to divest its position in the Company. Future operating results will depend, in part, on the Company's ability to obtain and manage capital sufficient to finance its business. The inability of the Company to secure capital funding sufficient to meet its needs could have a material adverse effect on the Company's business and financial performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

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

MANAGEMENT OF VARYING OR NOMINAL GROWTH. DTM has experienced varying revenue growth or contractions since 1991. DTM experienced increases in total net revenues from approximately $1.1 million in 1991 to approximately $25.3 million in 1997. In the third quarter of 1997, however, revenues began to contract overall and this contraction has continued until the second quarter of 1998. Throughout 1997, the Company's revenues derived from North America contracted while its revenues derived from international markets expanded rapidly. In the second quarter of 1998, revenues derived from North America expanded while revenues derived from international markets became flat. There can be no assurance that the revenue growth experienced in the second quarter of 1998 will continue, or that this trend will not reverse itself. Since 1997 the Company's revenues from customers directly involved in product development expanded while its revenues derived from service bureaus contracted. This varying or nominal growth has, from time to time, strained its management resources and systems. DTM's ability to manage its varying growth effectively will depend on, among other things, its ability to increase the capability and quality of its operational, financial and management information systems and controls and to train, motivate, in some cases re-deploy, manage and retain its employees. There can be no assurance that the Company will experience future growth or be successful in managing any future growth. Failure to manage or enter into any future growth could have a material adverse affect on the Company's business and financial performance.

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS. The Company's revenues and operating results have varied substantially from quarter to quarter and may continue to do so. DTM typically experiences a relatively long lead-time to complete a Sinterstation System sale and has historically experienced no backlog. Furthermore, new product introductions, seasonality of customer buying patterns and other factors can cause fluctuations in quarterly results. These fluctuations have and may continue to preclude the Company from managing its operating results effectively from quarter to quarter. Further, a majority of the sales of the Company's Sinterstation Systems occur at the end of the quarter. As the of the current 12-week manufacturing cycle of the new Sinterstation System Model 2500plus reduces the Company's ability to control its inventories. The tendency for a large number of the Company's sales made during a quarter to be completed at or near the end of the quarter also hinders the Company's ability to predict sales, control sales prices and enforce its standard terms. The failure of the Company to complete a particular Sinterstation System sale in any given quarter can have a material adverse effect on the Company's business and financial performance for that quarter and quarterly fluctuations could cause a material adverse effect on the price at which the Company's Common Stock trades. Moreover, the Company has had limited experience in determining the sales cycle time of its Sinterstation 2500plus due to its recent introduction.

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

     The Company has announced that in July 1998 it discontinued the manufacture of its previous models and announced a new model to be available in August 1998. Should there be a prolonged delay with the new model introduction, the Company will be without saleable products for a significant period given it would take over 19 weeks to deliver new production of the discontinued models.

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

INTERNATIONAL OPERATIONS. The Company competes on an international basis through its wholly owned subsidiary located in Germany and through export sales derived from its United States sales operations, principally to the Pacific Rim, Europe (excluding Germany) and South America. In the year ended December 31, 1997 and the six months ended June 30, 1998, respectively, approximately 62% and 54% of the Company's sales were made to customers outside of the United States. The Company expects that sales to customers in countries outside of the United States will continue to constitute a significant percentage of total sales. Fluctuations in exchange rates as well as interest rates have significantly affected DTM's sales in foreign markets. In particular, a strengthening U.S. dollar has adversely affected the price competitiveness of DTM's products and services in the international markets. The Company also maintains a subsidiary for sales and technical support in Europe. In addition, exchange rates have adversely affected the value of receivables arising from foreign sales. The Company does engage in some hedging to limit the currency exchange risk related to some sales. There can be no assurance that the Company's exposure to risks associated with international operations will not continue to have a material adverse effect on its liquidity, capital resources and results of operations. The regulatory environment, including import/export laws, protective trade policies and currency controls of foreign governments, also could materially adversely affect the Company's business and financial performance.

CONTROL OF THE COMPANY. BFGoodrich currently owns approximately 50.2% of the outstanding Common Stock. At this percentage, BFGoodrich could control elections of the Company's Board of Directors and could control or substantially affect the outcome of certain matters submitted to the

Company's shareholders for their vote or consent. BFGoodrich could also cause, prevent or delay a change in control of the Company. BFGoodrich has advised the Company that its interest in DTM is primarily financial and that it intends to divest its interest in the Company. The Company cannot predict the effect of a sale of a controlling interest in the Company; although, depending on the identity of the purchaser and its reason for acquiring control of the Company, minority shareholders could be adversely affected. The proposed settlement of the shareholder class action lawsuit will result in the issuance of $400,000 worth of Company Common Stock. If approved, this would likely result in BFGoodrich's ownership percentage dropping slightly below 50%. In that event, BFGoodrich would no longer have absolute voting control, but would still be likely to have sufficient voting power to control the outcome of most matters submitted to shareholders.

LOSS OF TAX ALLOCATION AGREEMENT AND OTHER BENEFITS FROM BFGOODRICH. As a result of the IPO, the ownership of outstanding Common Stock by BFGoodrich decreased to less than 80%. BFGoodrich is no longer able to include DTM's income or loss in BFGoodrich's consolidated federal income tax return. Consequently, DTM lost the benefit of the tax allocation agreement between DTM and BFGoodrich effective May 1997. Without the tax benefit allocated from BFGoodrich, the Company's net loss for 1997 would have increased from approximately $7.3 million to approximately $8.1 million. To the extent the Company incurs future losses, the resulting tax loss carryforward would be deferred until sufficient income is generated by DTM to utilize the carryforward.

     Historically, DTM has received certain tangible and intangible benefits from BFGoodrich. For example, BFGoodrich currently provides DTM participation in a group program for various types of business insurance. This arrangement is on terms that could be considered more favorable to the Company than those that would be available to DTM in arms-length transactions with unrelated vendors, principally because DTM is able to take advantage of cost efficiencies experienced by BFGoodrich due to the size of its operations. DTM will be ineligible to take part in any BFGoodrich insurance programs once BFGoodrich no longer owns a majority of the outstanding common stock of DTM. Either party has the option to terminate any of such arrangements at any time. The proposed settlement of the class action lawsuit will, if completed as currently contemplated, cause BFGoodrich to no longer be a majority shareholder of the outstanding common stock of DTM. Therefore the Company expects to lose these benefits effective with the of the $400,000 worth of common stock pursuant to the proposed settlement of the shareholder class action lawsuit.

     In addition, at June 30, 1998, DTM had a current liability to BFGoodrich in the amount of $907,000. This amount is currently non-interest bearing and is due on demand. The balance is the result of certain payments made by BFGoodrich on behalf of DTM in 1997. BFGoodrich could require interest on its advance or require the advance to be repaid at any time.

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

                                    PART II
                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the 1998 Annual Meeting of the Shareholders of DTM the following matters were voted as follows:

 PROPOSAL 1:     To elect six directors to the Company's Board of Directors to serve until the next annual meeting or until their respective successors are duly elected and qualified as follows:

                                   # of Shares                              # of Shares
                                  ---------------                          ---------------
 D. Lee Tobler               For       5,852,526  Withheld Authority               58,971
 John S. Murchison, III      For       5,837,858  Withheld Authority               73,639
 Marshall O. Larsen          For       5,853,426  Withheld Authority               58,071
 Alexander MacLachlan        For       5,850,426  Withheld Authority               61,071
 Thomas G. Ricks             For       5,853,226  Withheld Authority               58,271
 Les C. Vinney               For       5,852,726  Withheld Authority               58,771

 PROPOSAL 2:     To approve the adoption of the DTM Corporation 1998 Stock
                 Option Plan:

                                   # of Shares                # of Shares                  # of Shares
                                  ---------------            --------------               --------------
                             For       5,690,485  Against          151,895   Abstain             41,250

 PROPOSAL 3:     To ratify the appointment of Ernst & Young LLP as
                 independent auditors of DTM Corporation for the fiscal year ending December 31, 1998:

                                   # of Shares                # of Shares                  # of Shares
                                  ---------------            --------------               --------------
                             For       5,879,246   Against           5,181   Abstain             27,070

ITEM 5.  OTHER INFORMATION.

SETTLEMENT OF SHAREHOLDER CLASS ACTION LAWSUIT

         On August 4, 1998 the Company entered into a Memorandum of Understanding with respect to the settlement of the pending shareholder class action lawsuit styled John H. Danielson and Thomas E. Harding v DTM Corporation, that is currently pending in the District Court of Bexar County, Texas. The principal terms of the agreement call for the establishment of a settlement fund initially consisting of $2.6 million in cash, of which $1.5 million is to be paid by the Company's insurance carrier and the remaining $1.1 million is to be paid by the Company, and the later addition of $400,000 worth of shares of the Company's Common Stock. The number of shares to be issued is to be based upon the average closing price of the stock for the 15 days preceding the date of final Court approval. Completion of the proposed settlement is subject to various terms and conditions, including, but not limited to, execution of definitive settlement documents and Court approval. A copy of the press release announcing these matters is attached as Exhibit 99.1 hereto, and is incorporated herein by this reference .

CHANGE IN BOARD OF DIRECTORS

         Effective July 14, 1998, D. Lee Tobler retired from BFGoodrich and concurrently resigned as director of the Company. Les C. Vinney, elected to the Board on May 13, 1998, was elected Chairman of the Board to replace Mr. Tobler. Robert D. Koney, Jr., Vice President and Controller of BFGoodrich, has been elected to serve on the Company's Board of Directors to fill the vacancy created by Mr. Tobler's resignation. Mr. Tobler, Mr. Vinney and Mr. Koney are or were employees of BFGoodrich, the Company's majority shareholder. A copy of the press release announcing these matters is attached as Exhibit 99.2 hereto, and is incorporated herein by this reference.

SHAREHOLDER PROPOSALS

         As more fully set forth in the Proxy Statement dated April 14, 1998, related to the Company's 1998 Annual Meeting of Shareholders, proposals of shareholders must be received at the Company's principal executive offices not later than December 15, 1998 in order to be included in the Company's 1999 Annual Meeting of Shareholders.

         Pursuant to new amendments to Rule 15a-4(c) of the Securities Exchange Act of 1934, as amended, if a shareholder who intends to present a proposal at the Company's 1999 Annual Meeting of Shareholders does not notify the Company of such proposal on or prior to February 27, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the 1999 Annual Meeting, even though there is no discussion of the proposal in the Company's Proxy Statement related to the 1999 Annual Meeting of Shareholders.

         Although no date has been set, the Company currently believes that the 1999 Annual Meeting of Shareholders will be held during mid-May 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
          Exhibit 10.23 Memorandum of Understanding regarding settlement of shareholder class action lawsuit, dated August 4, 1998

          Exhibit 27.1 Current Financial Data Schedule for the quarter ended June 30, 1998

          Exhibit 99.1 Press Release dated August 5, 1998 regarding proposed settlement of shareholder class action lawsuit

          Exhibit 99.2 Press Release dated July 22, 1998 regarding changes in the Company's Board of Directors

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 7, 1998

                              DTM Corporation
                              (Registrant)


                              By:  /s/ John S. Murchison, III
                                 ---------------------------------------------
                                       John S. Murchison, III
                                       President and Chief Executive Officer


                              By:  /s/ Geoffrey W. Kreiger
                                 ---------------------------------------------
                                       Geoffrey W. Kreiger
                                       Vice President, Controller, Treasurer and
                                       Secretary (Principal Financial and
                                       Accounting Officer)

                               Index to Exhibits
                               -----------------

Number        Description
------        -----------

10.23 Memorandum of Understanding regarding settlement of class action, dated August 4, 1998

27.1      Financial Data Schedule for the quarter ended June 30, 1998

99.1 Press Release dated August 5, 1998 regarding proposed settlement of shareholder class action lawsuit

99.2 Press Release dated July 22, 1998 regarding changes in the Company's Board of Directors