Form 10-Q
period 1998-09-30
DTM CORP /TX/
filed 1998-11-16
CIK 1014552

================================================================================



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       Or
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from    to

Commission file number: 0-20993


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

As of October 31, 1998, the latest practicable date, the Registrant had 6,286,851 outstanding shares of Common Stock.



================================================================================

                                    PART I
                             FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                DTM CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              (In thousands, except share and per share amounts)

                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                       September 30,
                                             ---------------------------------   ----------------------------------
                                                  1998              1997              1998               1997
                                             --------------    ---------------   --------------    ----------------
 Revenue:
      Products                                 $     5,063        $     2,214      $    16,624         $    15,647
      Service and support                              839                638            2,591               2,027
                                               ------------       ------------     ------------        ------------
                                                     5,902              2,852           19,215              17,674
 Cost of sales:
      Products                                       2,779              1,139           10,289               8,699
      Service and support                              602                575            1,632               1,607
                                               ------------       ------------     ------------        ------------
                                                     3,381              1,714           11,921              10,306
                                               ------------       ------------     ------------        ------------
 Gross Profit                                        2,521              1,138            7,294               7,368

 Operating expenses:
      Selling, general and administrative            2,876              2,266            8,227               8,289
      Research and development                         850              1,203            2,693               3,596
      Provision for litigation settlement                -                  -            1,700                   -
      Stock compensation (EAP)                           -                  -                -               2,927
                                               ------------       ------------     ------------        ------------
                                                     3,726              3,469           12,620              14,812
                                               ------------       ------------     ------------        ------------
 Operating loss                                     (1,205)            (2,331)          (5,326)             (7,444)

 Other income (expense):
      Gain on sale of assets                           258                                 258
      Other income                                       -                 56                6                  96
      Interest expense                                 (10)               (17)             (36)               (418)
                                               ------------       ------------     ------------        ------------
                                                       248                 39              228                (322)
                                               ------------       ------------     ------------        ------------

 Loss before income tax                               (957)            (2,292)          (5,098)             (7,766)

 Income tax (benefit) expense                            -                 29                -                (478)
                                               ------------       ------------     ------------        ------------
 Net loss                                      $      (957)       $  $ (2,321)     $    (5,098)        $    (7,288)
                                               ============       ============     ============        ============

 Net loss per common share - basic             $     (0.15)       $   $ (0.37)     $     (0.81)        $     (1.48)
                                               ============       ============     ============        ============
 Weighted-average number of shares
      outstanding                                6,286,851          6,283,082        6,286,851           4,924,685
                                               ============       ============     ============        ============

See accompanying notes.

                                DTM CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (In thousands, except share amounts)


                                                                           September 30,        December 31,
                                                                              1998                  1997
                                                                         --------------         -------------
 Assets
 Current assets:
      Cash                                                               $        2,011         $       2,050
      Accounts receivable, net                                                    3,980                 4,981
      Receivable for litigation settlement                                        1,500                     -
      Inventory                                                                   4,108                 5,839
      Prepaid expenses and other                                                    303                   404
                                                                         --------------         -------------
 Total current assets                                                            11,902                13,274
 Property, net                                                                    1,675                 2,299
 Capitalized software development costs, net                                        714                   753
 Patent and license fees, net                                                       996                 1,080
 Other noncurrent assets                                                             40                   142
                                                                         --------------         -------------
 Total assets                                                            $       15,327         $      17,548
                                                                         ==============         =============

 Liabilities and shareholders' equity
 Current liabilities:
      Accounts payable                                                   $        3,416         $       3,839
      Due to BFGoodrich                                                             907                   909
      Deferred revenues                                                           2,166                 1,604
      Accrued litigation settlement                                               3,144                     -
      Accrued expenses and other liabilities                                      1,454                 1,783
      Short-term borrowings                                                           -                   175
                                                                         --------------         -------------
 Total current liabilities                                                       11,087                 8,310

 Shareholders' equity:
      Preferred stock                                                                 -                     -
      Common stock, 6,286,851 shares outstanding
         at September 30, 1998 and December 31, 1997                                  1                     1
      Additional paid-in capital                                                 50,256                50,256
      Stock options outstanding                                                   2,905                 2,905
      Accumulated deficit                                                       (48,855)              (43,757)
      Accumulated other comprehensive loss                                          (67)                 (167)
                                                                         --------------         -------------
 Total shareholders' equity                                                       4,240                 9,238
                                                                         --------------         -------------
 Total liabilities and shareholders' equity                              $       15,327         $      17,548
                                                                         ==============         =============

See accompanying notes.

                                DTM CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                           ----------------------------
                                                                               1998            1997
                                                                           -------------   ------------
Operating activities:
Net loss                                                                   $    (5,098)    $   (7,288)
Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                           1,525          1,795
         Provision for obsolescence                                                675              -
         Provision for litigation settlement - stock portion                       400              -
         Stock compensation (EAP) expense                                            -          2,927
         Gain on sale of assets                                                   (258)             -
         Changes in assets and liabilities used in operating activities:
             Accounts receivable                                                 1,001          3,811
             Inventory                                                           1,056         (3,065)
             Prepaid expenses and other current assets                             203            308
             Accounts payable                                                     (423)        (1,375)
             Due to BFGoodrich                                                      (2)           655
             Deferred revenues                                                     562            (90)
             Accrued litigation net of receivable                                1,244              -
             Accrued expenses and other current liabilities                       (329)        (1,011)
                                                                           -----------     ----------
 Net cash provided by (used in) operating activities                               556         (3,333)

 Investing activities:
 Purchases of property                                                          (1,184)          (752)
 Capitalized software development costs                                           (231)          (200)
 Patent and license expenditures                                                  (121)          (539)
 Proceeds from sale of assets                                                    1,016              -
                                                                           -----------     ----------
 Net cash used in investing activities                                            (520)        (1,491)

 Financing activities:
 Proceeds from public stock offering                                                 -         20,706
 Proceeds from short-term borrowings                                               500            371
 Repayments of short-term borrowings                                              (675)          (965)
 Proceeds from notes payable                                                         -            800
 Repayments of notes payable                                                         -        (11,840)
 Repayment of line of credit from BFGoodrich                                         -         (2,500)
                                                                           -----------     ----------
 Net cash provided by (used in) financing activities                              (175)         6,572

 Effect of foreign exchange rate changes on cash                                   100            (71)
                                                                           -----------     ----------

 Net change in cash                                                                (39)         1,677
 Cash at the beginning of the period                                             2,050            329
                                                                           ===========     ==========
 Cash at the end of the period                                             $     2,011     $    2,006
                                                                           ===========     ==========
 Noncash item:
 Conversion of BFGoodrich debt to equity                                   $         -     $    1,500

See accompanying notes

                                DTM CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DTM Corporation ("DTM or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and related footnotes of the Company for the year ended December 31, 1997 as disclosed in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

2.  INVENTORY

Inventory consisted of the following (in thousands):

                                                    September 30,   December 31,
                                                       1998             1997
                                                    ------------   -------------

      Raw materials and purchased parts                 $ 2,790         $ 2,863
      Finished goods                                      1,717           3,101
                                                    ------------   -------------
                                                          4,507           5,964
              Reserve for obsolescence                     (399)           (125)
                                                    ------------   -------------
                                                        $ 4,108         $ 5,839
                                                    ============   =============

3.  FINANCIAL INSTRUMENTS

The Company uses forward foreign currency exchange contracts, which typically expire within one year, to hedge payments and receipts of foreign currencies, related to the purchase and sale of goods overseas. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. The Company had a foreign currency exchange contracts on hand at September 30, 1998, primarily hedging Yen revenues, totaling $433,000.

4.  CERTAIN LEASE ACTIVITY

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

In August 1998, the Company sold at cost new Sinterstation Systems to a leasing company and then leased them back under a 24-month operating lease. The Company will use these systems for internal use in development and customer support activities. The future minimum monthly payments under this lease are $17,040 through August 2000.

                                DTM CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5.  COMPREHENSIVE INCOME

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. Comprehensive income includes net income and other revenues, expenses, gains, and losses that are excluded from net income but are included as a component of total shareholders' equity. Comprehensive loss for the three months ended September 30, 1998 and 1997 was $858,000 and $2,261,000, respectively. Comprehensive loss for the nine months ended September 30, 1998 and 1997 was $4,998,000 and $7,359,000, respectively. The difference between comprehensive loss and net loss is comprised of the effect of currency translation adjustments and hedging activity in accordance with Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency and hedging activity, excluded from net loss, is presented in the Condensed Consolidated Balance Sheets as "Accumulated other comprehensive loss."

6.  LITIGATION SETTLEMENTS

DTM has entered into a proposed settlement of the class action lawsuit. The settlement fund of $3,000,000 is to be comprised of $2,600,000 in cash and $400,000 of DTM common stock. On October 30, 1998, the Company placed $1.1 million of its funds and the insurance company placed $1.5 million of its funds into a settlement escrow account. The settlement is now subject only to final court approval. The number of newly issued and freely tradable shares to be issued is to be based upon the average closing price of the stock for the 15 days preceding the date of final Court approval. The date of final Court approval is expected in January 1999. The charge to its second quarter statement of operations in the amount of $1.7 million, consists of $3.0 million, the proposed value of the settlement, and $200,000 in other costs, net of the insurance recovery of $1.5 million. See also Note 7.

On September 14, 1998, DTM and one of its North America customers in entered into an agreement to settle all ongoing litigation between them.

7.  CONTINGENCIES

In the ordinary course of business, the Company becomes involved in legal proceedings and claims. In one such instance, the Company has initiated patent infringement litigation in France, Germany and Italy against a competitor and against one of that competitor's customers. The Company also initiated patent infringement litigation in Japan against the competitor's distributor in the Pacific Rim. In each of these cases, the Company alleges that the competitor is selling rapid prototyping systems in Europe and Japan that make unauthorized use of selective laser sintering technology covered by the European and Japanese patents under which the Company has exclusive rights. The Company seeks injunctive relief plus damages. It is anticipated that this litigation will be pursued in conjunction with European and Japanese proceedings in which the competitor has opposed the validity of those European and Japanese patents. Hearings have begun in the German, French, Italian and Japanese lawsuits. It is not possible at this time to predict the outcome of these proceedings.

DTM has been informed by this competitor that it has obtained the worldwide right to enforce certain U.S. patents and that it may bring patent infringement litigation against the Company in U.S. courts. It is not possible at this time to predict the outcome of this possible action, although the Company has conducted a review of the patents in question and believes that it is not infringing or would have valid defenses to claims such competitor may make regarding selective laser sintering. If such a lawsuit is filed, the Company intends to defend itself vigorously. However, a ruling that would have the effect of allowing the competitor to sell rapid prototyping systems in the U.S. without a license from DTM could have a material adverse effect on the Company's business and financial performance.

A lawsuit was filed in November 1997 against the Company whereby certain plaintiffs claim that the Company in connection with the initial public offering of its stock made material misstatements or

                                DTM CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

omissions. The Company has entered into a proposed settlement of this lawsuit as more fully discussed in Note 6.

8.  NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair market value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings.

The Company has not yet determined what the effect of Statement of Financial Accounting Standards No. 133 will be on its earnings and financial position and has not yet determined the timing or method of adoption. However, the Statement could increase volatility in earnings and comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANNALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


BUSINESS ENVIRONMENT AND RISK FACTORS

     The following discussion and analysis should be read in conjunction with the information set forth under the Company's Unaudited Condensed Consolidated Financial Statements and notes thereto, as well as the section below under the heading "Risk Factors That May Affect Future Results and Safe Harbor Statement." The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the rapid prototyping and rapid tooling industry. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

     With the exception of historical information, the matters discussed below under the heading "Results of Operations" and "Liquidity and Capital Resources" may include forward-looking statements that involve risks and uncertainties. All statements, trends and other information contained in this Quarterly Report on Form 10-Q relative to markets for the Company's products and trends in revenue, gross margin and anticipated expense levels constitute forward-looking statements. These forward-looking statements generally can be identified by the use of words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", "may", and "should" and other similar terminology. The Company wishes to caution readers that a number of important factors, including those identified in the section entitled "Risk Factors That May Affect Future Results and Safe Harbor Statement" as well as factors discussed elsewhere in this report and in the Company's other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those forward-looking statements.

OVERVIEW

     DTM Corporation designs, develops, manufactures, markets and supports, on an international basis, rapid prototyping and rapid tooling systems and related powdered sintering materials and services. The Company's Sinterstation Systems and powdered sintering materials are based on proprietary and patented selective laser sintering technology. DTM was incorporated in 1987 and completed its initial public offering ("IPO") of Common Stock in May 1997. Prior to shipment of its first generation Sinterstation in 1992, the Company derived revenues solely from a rapid prototyping service bureau it operated in Austin, Texas. In 1993, the Company sold its service bureau. Since 1992, DTM has shipped over 200 Sinterstation Systems worldwide.

     The Company's selective laser sintering process uses laser energy to sinter powdered material to create solid objects that aid in the design and manufacture of products. Customers input designs into the Sinterstation Systems in the form of CAD drawings. The Company's Sinterstation Systems employ a combination of software and hardware to produce functional models, patterns, injection-molding tooling, and metal parts from a variety of powdered materials. The functional models are used to verify a design's form and fit. The patterns can, in turn, be used for secondary processes such as the production of non-durable molds and investment casting. The Company's RapidTool process employs selective laser sintering along with a furnace cycle to produce steel/copper composite mold inserts that are used by the injection molder to produce production parts in quantity. A variant of the RapidTool process is the production of mold inserts in the Sinterstation System from a copper-reinforced thermoplastic-based material system, without the need for a furnace cycle, that are used by the injection molder to produce short-run production parts. Sinterstation Systems also can be used in combination with the Company's RapidTool process with a furnace cycle to produce metal parts.

     The Company's Sinterstation Systems are purchased by manufacturers, universities, military and defense organizations and by service bureaus. These service bureaus utilize rapid prototyping equipment to provide services to other companies involved in product development. The Company distributes its products in the United States, Canada, Western Europe and certain Pacific Rim and South American countries. In the United States and Canada, the Company employs a direct sales force. In Germany, DTM

GmbH, a wholly owned subsidiary, distributes DTM's products. DTM GmbH is a sales and service organization whose efforts are augmented by sales agents in France, Italy, Portugal, Spain and Sweden. In the United Kingdom, DTM (UK) LTD., a wholly owned subsidiary, distributes and services DTM's products. The Company also distributes its goods and provides services in the Pacific Rim and South America through a network of agents, including agents in Argentina, Australia, Brazil, China, Hong Kong, India, Indonesia, Japan, Malaysia, Singapore, South Korea and Taiwan.

     DTM's Sinterstation Systems typically include hardware, material handling equipment, documentation, licenses for using DTM supplied software, licenses for using DTM-supplied powdered sintering materials and installation. They can be configured for use with a single sintering powder or for any combination of thermoplastic, foundry sands or metal sintering powders. DTM typically offers its Sinterstation Systems packaged with a 12-month warranty and preventive maintenance contract, installation services, training services and an initial supply of sintering materials. DTM offers a wide range of proprietary sintering materials and software that optimizes their use in the Sinterstation System.

     The total value of a packaged offering is allocated among its various components: systems and related equipment sintering materials, immediate services and deferred services. Revenues from the sale of products are recognized when title has transferred to the customer, when the Company's remaining obligations are insignificant and when collection of the related receivable is probable, which is upon shipment. The Company defers from three to six percent of the revenues, excluding certain accessories, from each Sinterstation System sale to cover the cost of a one-year warranty period. This deferred amount represents the Company's estimate of the cost of providing such warranty and preventative maintenance service and is recognized ratably as service and support revenue over the 12-month warranty period. Upon expiration of the 12-month warranty period discussed above, the Company offers for sale to its customers an annual maintenance contract, the revenues from which are recognized ratably as service and support revenue over the related support period.

     In August 1998, DTM commenced delivery of a third generation selective laser sintering system platform, named the Sinterstation 2500plus. Manufacture of the previous system platforms, marketed as the Sinterstation 2000 and Sinterstation 2500, were discontinued in July 1998. With the introduction of the Sinterstation 2500plus, DTM has over the past year introduced a completely new generation of platforms, sintering materials and sintering processes. The Company believes that the increased demand for its products in the second and third quarters of 1998 is a result of the new sintering materials that were introduced in the previous ten months. However, there can be no assurance that this increased demand will continue.

     The introduction of the new Sinterstation 2500plus in August of 1998 was the culmination of a year-long project to design a system with a lower manufactured cost that would permit the Company to be more price competitive while improving its gross margins. Third quarter 1998 sales were a mixture of Sinterstation 2500plus Systems and the older models at close out pricing. Until the remaining existing small inventory of the Sinterstation 2000 Systems is depleted, sales in the coming quarter or quarters will be a mix of the old and new models.

     Revenues for the third quarter of 1998 were at record levels for such period. Likewise, revenues for the first nine months of 1998 were at record levels for such period. Overall, revenues increased by 107% for the third quarter of 1998 and 8% for the first nine months of 1998 compared to the similar periods of the prior year.

     The Company has been attempting to remedy the softening in North American demand that the Company experienced in mid-1997 through the introduction of second generation sintering materials for functional prototyping, short-run tooling and long-run tooling applications. In the third quarter of 1998, DTM derived 50% of its revenues from North America for the first time since 1996.

     Internationally, revenues derived from European customers were up for the third quarter of 1998 and for the first nine months of 1998. Revenues derived from customers in the Pacific Rim were down 22% in the third quarter of 1998 and were down 47% for the first nine months of 1998, due to the economic conditions in that region.

     To date, the Company has yet to report a profitable quarter.

     The B.F. Goodrich Company ("BFGoodrich") currently owns 3,157,190 shares of the Company's Common Stock, representing 50.2% of the outstanding shares. BFGoodrich has stated for many years that its interest in DTM is primarily financial. BFGoodrich also has informed the Company that it intends to divest its interest in the Company.

     With the expected issuance of $400,000 worth of Common Stock in the coming months as part of the settlement of the shareholder class action suit, BFGoodrich's ownership will drop below 50% and DTM will lose the benefit of participation in certain of BFGoodrich's insurance programs. The Company has plans to spend an additional $50,000 per quarter in 1999 to replace these insurance programs.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated revenues attributable to each of the major geographic regions from which the Company derives revenues, and those revenues as a percentage of total revenues:



                                           Three Months Ended         Nine Months Ended
                                               September 30,             September 30,
                                       ------------------------    ---------------------------
                                          1998          1997          1998            1997
                                       ----------    ----------    -----------    ------------
North America                            $ 3,132         $ 941        $ 9,185         $ 6,320
Europe                                     1,905           803          6,853           5,792
Pacfic Rim                                   865         1,108          3,177           5,562
                                       ----------    ----------    -----------    ------------
  Total revenues                         $ 5,902       $ 2,852       $ 19,215        $ 17,674
                                       ==========    ==========    ===========    ============

North America                               53.0%         33.0%          47.8%           35.7%
Europe                                      32.3%         28.2%          35.7%           32.8%
Pacfic Rim                                  14.7%         38.8%          16.5%           31.5%
                                       ----------    ----------    -----------    ------------
  Total revenues                           100.0%        100.0%         100.0%          100.0%
                                       ==========    ==========    ===========    ============

     The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues and certain cost of sales data as a percentage of respective product revenues and service and support revenues.


                                               Three Months Ended              Nine Months Ended
                                                  September 30,                   September 30,
                                           ----------------------------    -----------------------------
                                               1998            1997            1998            1997
                                           ------------    ------------    -------------   -------------
Revenue:
     Products                                  85.8 %          77.6 %           86.5 %          88.5 %
     Service and support                       14.2 %          22.4 %           13.5 %          11.5 %
                                           ------------    ------------    -------------   -------------
                                              100.0 %         100.0 %          100.0 %         100.0 %
Gross Profit:
     Products margin                           45.1 %          48.6 %           38.1 %          44.4 %
     Service and support margin                28.2 %           9.9 %           37.0 %          20.7 %
                                           ------------    ------------    -------------   -------------
     Gross profit                              42.7 %          39.9 %           38.0 %          41.7 %
                                           ------------    ------------    -------------   -------------

Operating expenses:
     Selling, general and administrative       48.7 %          79.5 %           42.8 %          46.9 %
     Research and development                  14.4 %          42.2 %           14.0 %          20.3 %
     Provision for litigation settlement          -               -              8.8 %             -
     Stock compensation (EAP)                     -               -                -            16.6 %
                                           ------------    ------------    -------------   -------------
     Total                                     63.1 %         121.7 %           65.6 %          83.8 %
                                           ------------    ------------    -------------   -------------
Operating loss                                (20.4)%         (81.8)%          (27.6)%         (42.1)%

Other income (expense):
     Gain on asset sales                        4.4 %             -              1.3 %             -
     Other income                                 -             2.0 %              -             0.5 %
     Interest expense                          (0.2)%          (0.6)%           (0.2)%          (2.3)%
                                           ------------    ------------    -------------   -------------
     Total                                      4.2 %           1.4 %            1.1 %          (1.8)%
                                           ------------    ------------    -------------   -------------

Loss before income tax                        (16.2)%         (80.4)%          (26.5)%         (43.9)%

Income tax (benefit) expense                      -             1.0 %              -            (2.7)%
                                           ------------    ------------    -------------   -------------
Net loss                                      (16.2)%         (81.4)%          (26.5)%         (41.2)%
                                           ============    ============    =============   =============

     Revenues. Revenues increased 106.9% to $5.9 million in third quarter of 1998, compared to $2.9 million in the third quarter of 1997. This increase was primarily attributable to improved demand in North America and Europe. Revenues derived from customers in North America increased by approximately 233% to $3.1 million. The increase was primarily due to higher unit volumes of Sinterstation Systems and powdered materials in the third quarter of 1998 over the third quarter of 1997.

     Revenues increased 8.7% to $19.2 million in the nine months ended September 30, 1998, compared to $17.7 million in the comparable period of 1997. Revenues derived from customers in North America increased by approximately 45.3% to $9.2 million, while revenues derived from international customers declined, primarily in the Pacific Rim countries. The increase was primarily due to higher unit volumes of powdered materials in the first nine months of 1998 over the first nine months of 1997.

     Revenues in past periods may not be indicative of revenues in the future, which may be affected by other business environment and risk factors previously discussed, as well as other factors included elsewhere herein.

     Gross Profit. Gross profit was $2.5 million, or 42.7% of revenue, in the third quarter of 1998, compared to $1.1 million, or 39.9% of total revenue, in the third quarter of 1997. The increase in gross profit primarily was due to higher unit volumes of Sinterstation Systems and sintering materials and to an increase in services. The increase in gross margin was primarily due to a decreased service component in the revenue mix. In the third quarter of 1998, service and support margins were 28.2%, compared to 9.9% in the comparable period of 1997, primarily due to reduced travel costs of servicing certain international customers as a result of the use of more on-site employees.

     Gross profit, before charges for inventory write-downs amounting to $675,000, was $8.0 million, or 41.5% of total revenue, in the nine months ended September 30, 1998, compared to $7.4 million, or 41.7% of total revenues, in the comparable period of the prior year. The increase in gross profit primarily was due to higher unit volumes of Sinterstation Systems and sintering materials and to an increase in services, partially offset by lower selling prices and gross margins on sales of Sinterstation Systems.

     Past gross margins are not necessarily indicative of future gross margins. Currency changes, changes in mix and changes in material and labor costs, may have an adverse effect on gross margins

     Selling, General and Administrative Expense. Selling, general and administrative expense was $2.9 million, or 48.7% of revenues, in the third quarter of 1998, compared to $2.3 million, or 79.5% of revenues, in the third quarter of 1997. This category of expense was $8.2 million, or 42.8% of revenues, in the nine months ended September 30, 1998, compared to $8.3 million, or 46.9% of revenues, in the comparable period of the prior year. The decrease as a percentage of total revenues during the comparable 1998 periods primarily was due to a proportionately higher growth in total revenues, while holding selling, general and administrative expense relatively flat. Selling, general and administrative expense may vary as a percentage of revenues in the future.

     Research and Development Expense. Research and development expense was $850,000, or 14.4% of revenues, in the third quarter of 1998, compared to $1.2 million, or 42.2% of revenues, in the third quarter of 1997. This category of expense was $2.7 million, or 14.0% of revenues, in the nine months ended September 30, 1998, compared to $3.6 million, or 20.3% of revenues, in the comparable period of the prior year. The higher 1997 expense levels were, primarily, due to initial design and prototype costs associated with multiple significant new product development projects that were commenced in 1997 and culminated in 1998 with the introduction of several new material systems and the new Sinterstation Model 2500plus. The Company plans to continue its commitment to research and development at approximately the current level of spending, as the Company believes that the markets for its products are characterized by technological innovation for hardware, software and powdered materials. Research and development expense may increase in absolute dollars in future periods, and such expenditures may vary as a percentage of sales. There can be no assurance that the Company's research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be already affected by other factors which are beyond the Company's control.

     Provision For Litigation Settlement. DTM has entered into a proposed settlement of the shareholder class action lawsuit pending against it. The charge to its second quarter statement of operations in the amount of $1.7 million, consists of $3.0 million, the proposed value of the settlement, and $200,000 in other costs, net of the insurance recovery of $1.5 million.

     Stock Compensation (EAP). In connection with its IPO in 1997, the Company incurred a one-time non-cash stock compensation expense of approximately $2.9 million as a result of stock appreciation rights converting by formula into immediately vested stock options at exercise prices below the market value of the Common Stock. This charge was recorded in the second quarter of 1997.

     Gain on Sale of Assets. In the third quarter of 1998, the Company sold used Sinterstation 2500 and 2000 Systems under a previously announced program to sell systems that had been used internally for development and support activities or under a discontinued rental program. The Company recognized a net gain of $258,000 on those sales in the third quarter of 1998.

     Interest Expense. Net interest expense for the third quarter of 1998 was $10,000, compared to interest expense of $17,000 for the third quarter of 1997 and $36,000 and $418,000 for the nine months ended September 30, 1998 and 1997, respectively. The higher year earlier expense resulted from a greater outstanding debt that was substantially repaid.

     Income Taxes. As a result of its tax sharing arrangement with BFGoodrich, the Company was allocated an income tax benefit of $478,000 in the first and second quarters of 1997. In May 1997 as a result of the IPO, BFGoodrich's ownership interest fell below 80% and such benefits are no longer available to the Company. In the fourth quarter of 1997 the Company recorded the final accounting for this tax allocation arrangement.

     Net Loss. The Company had net losses of $957,000 and $2.3 million in the third quarter of 1998 and 1997, respectively. This $1.3 million decrease in net loss was primarily due to increased product revenue; gain on sale of internally used Sinterstation systems, and reduced research and development expense.

     The Company had losses, excluding special charges, of $2.7 million and $4.8 million in the nine months ended September 30, 1998 and 1997, respectively. This $2.1 million decrease in net loss was primarily due to increased product and service revenue, gain on sale of internally used Sinterstation Systems, reduced research and development expense, and flat selling, general and administrative expense. Operating results for the first nine months of 1998 included a special charge of $1.7 million for the estimated cost of settling the shareholder class action litigation and $675,000 of inventory write-down relating to new product introductions. The operating results for the first nine months of 1997 were adversely affected by a special charge of $2.9 million arising from the conversion of stock appreciation rights by DTM employees in connection with the Company's IPO in May 1997. Additionally, operating results for the first nine months of 1997 were benefited from $478,000 of tax credits allocated from the Company's parent. The allocation of income tax benefits ended with the Company's IPO in May 1997. Net loss, including special charges, for the first nine months of 1998 was $5.1 million, compared to $7.3 million in the first nine months of 1997.


LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1998, operating activities provided $556,000 in net cash, compared to a use of $3.3 million for such purposes in the comparable period of the prior year. The reasons for this change were a $2.7 million decrease in net loss, before non-cash items, and better management of collections and inventory levels. The Company's 1997 inventory levels and collection cycle began to swell in the second quarter of 1997, when the Company's sales slowed as a result of a soft North American market.

     At September 30, 1998, the combined carrying values of accounts receivable and inventory stood at $8.1 million, unchanged from the prior quarter but down $2.7 million from the beginning of the year. This investment was offset by trade payables, deferred revenues and other operating liabilities to result in an investment of $1.3 million in non-financial working capital at September 30, 1998, compared to $1.3 million at the beginning of the quarter and $3.1 million at the beginning of the year. Non-financial working capital excludes cash, debt, litigation items and all non-current items.

     At September 30, 1998, net accounts receivable represented approximately 60 days of quarter sales, a target the Company has achieved in three out of the last four quarters. September 30, 1998 inventory levels were approximately as forecast, a level higher than the Company would plan for its other three-quarters, due to anticipated higher sales in the fourth quarter. At September 30, 1998, the cash cycle, which considers accounts receivable, inventory and accounts payable, stood at approximately 79 days. This was down from 99 days at the beginning of the year but up from 52 days at the end of the second quarter, when inventory was at an unusually low level due to product transition.

     The Company's investing activities include expenditures for patents and licenses, capitalized software costs and furniture and equipment, principally consisting of the Company's Sinterstation Systems built for internal use and rental purposes. Capital expenditures for the nine months ended September 30, 1998 of $1.5 million were higher than normal due to the first quarter 1998 acquisition of $568,000 of Sinterstation 2500plus Systems for internal use in support of the new platform and older models for support and a now discontinued rental program. In the third quarter, the Company recognized $568,000 in proceeds from the sale of the previously mentioned Sinterstation 2500plus Systems to a leasing company and then leased them back under an operating lease. The sale/leaseback transaction for the Sinterstation 2500plus Systems represents off balance sheet financing that will be partially repaid over the next two years. Operating expenses for the next two years are not significantly affected by this sale/leaseback transaction. Also in the third quarter of 1998, the Company recognized $448,000 in proceeds from the sale to customers of older model Sinterstation Systems that had been used internally or in the rental program. Thus after these transactions, net cash used by investing activities was approximately $520,000 and $1.5 million in the nine months ended September 30, 1998 and 1997, respectively.

     The Company believes that capital expenditures of approximately $240,000 relating to additional Sinterstation 2500plus Systems to support the new platform will be needed over the next three months. The Company intends to fund this additional investment from the proceeds of sale of older model internally used systems and lease financing. The Company continues to market its refurbished Model 2000/2500 program and currently has a backlog of $331,000 for fourth quarter shipment. Any income resulting from these sales will be recognized as proceeds from sale of assets.

     In the third quarter of 1998, the Company repaid a $175,000 short-term borrowing that had been made in the previous year in connection with a now discontinued rental program. In the second quarter of 1998, $500,000 was borrowed and repaid within the quarter on the credit line with Chase Bank, Texas NA.

     The Company currently has a $2.0 million line of credit with Chase Bank, Texas NA, with no amounts outstanding, expiring in April 1999. Borrowings under this line of credit bear interest at prime minus 1.5%. Borrowings under this line must be approved in advance by BFGoodrich, which has guaranteed the line of credit. BFGoodrich has expressed a reluctance to grant such approvals, and there can be no assurance that BFGoodrich would approve such bank loans when and if requested by DTM. In addition BFGoodrich has expressed its intention to divest its interest in the Company. If BFGoodrich were to divest its interest in the Company, it is unlikely that it would subject itself to additional guarantee exposures under the line of credit.

     The Company has begun looking at alternatives to replace the existing line of credit that would not require the pre-approval of BFGoodrich. It is likely that if such an arrangement can be entered into, it would bear a much higher interest cost than the current arrangement.

     The Company has a current liability to BFGoodrich in the amount of approximately $907,000, which arose in 1997 as the result of certain payments made by BFGoodrich on behalf of DTM. In the nine months ended September 30, 1998, only $2,000 of this obligation was repaid. This liability is currently non-interest bearing and is due on demand. Although BFGoodrich has not yet set a time frame for its repayment, it could do so at any time. Additionally, BFGoodrich could require that the liability bear interest at any time. The Company does not have the resources to repay this debt at the current time, except through borrowings on the credit line, which BFGoodrich must guarantee. If BFGoodrich is successful in divesting its interest in DTM, it is likely that BFGoodrich will demand a repayment schedule for this debt.

     Future capital requirements of the Company will depend on its growth rate, profitability, working capital requirements, and level of investment in long-term assets. BFGoodrich has been a significant source of debt and equity funding in the past. BFGoodrich has indicated that it has no plans to provide future funding to DTM.

     The Company believes that it has the financial resources needed to meet business requirements, including capital expenditures, working capital requirements, the debt obligations outstanding and operating lease commitments for facilities and equipment through December 31, 1998, assuming the availability of the bank line of credit. However, there can be no assurance that this will be the case.

Recent Developments.

     In October 1998, the Company paid the $2.6 million cash portion of the shareholder class action litigation accrual from available cash balances and the $1.5 million insurance reimbursement that was received. The net amount of $1.1 million used will be reflected in net cash used or provided from fourth quarter operating activities, but is already reflected in the above mentioned net loss, before non-cash items, for the nine month period ended September 30, 1998.

Due to the October 1998 net payment of $1.2 million relating to the shareholder class action settlement and the need to pay for inventory expected to be sold at the end of the quarter, the Company did borrow $500,000 on its credit line in early November. Additional borrowings are expected in the fourth quarter.

     See "Risk Factors that May Affect Future Results and Safe Harbor Statement -- Future Capital Needs; Uncertainty of Additional Financing; Possibility of Significant Dilution."

NEW ACCOUNTING STANDARD


     In June 1998, the Accounting Standards Board issued Statement of Financial Accounting Standards Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair market value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings.

     The Company has not yet determined what the effect of Statement of Financial Accounting Standards Statement No. 133 will be on its earnings and financial position and has not yet determined the timing or method of adoption. However, the Statement could increase volatility in earnings and comprehensive income.

YEAR 2000 PLAN


     Many currently installed computer systems and software products are coded to accept only two-digit entries in date code fields. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance.

     The Company has evaluated its Sinterstation Systems and believes that it will have no exposures with respect to the Year 2000 issue.

     The Company has begun to develop a plan to upgrade or replace its information technology to recognize the Year 2000 and begun to evaluate packaged software solutions. The Company currently expects the project to be substantially completed by early 1999 and to cost between $50,000 and $150,000. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. The Company does not expect this project to have a significant effect on operations. As of September 30, 1998 approximately $10,000 has been expensed. Such expenses are being funded through operating cash flows. In a worse case scenario, the Company believes its information systems might not properly account for amounts due from customers or due to suppliers at the end of 1999 and the preparation of its financial statements may be delayed.

     The Company has performed an evaluation of its non-information systems (imbedded technology such as microcontrollers) and does not believe that it has significant exposures in this area.

     Based upon available information, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues, or that the cost of the remedial actions will have a material adverse effect on its business, financial condition or results of operations. Accordingly, the Company has not adopted any formal contingency plan in the event its Year 2000 compliance project is not completed in a timely manner.

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

LIMITED OPERATING HISTORY AND LACK OF PROFITABILITY. The Company was incorporated in 1987, and prior to shipment of its first Sinterstation Systems in 1992, it derived revenues solely from a rapid prototyping service bureau that it operated in Austin, Texas. The Company has been unprofitable from its inception; most recently recognizing net losses of approximately $7.3 million for the year ended December 31, 1997 and $5.1 million for the nine months ended September 30, 1998. There can be no assurance that the Company can achieve, or if it achieves, maintain, profitability in the future.

POSSIBLE DELISTING OF SECURITIES FROM THE NASDAQ NATIONAL MARKET; LIMITED LIQUIDITY OF TRADING MARKET. Shares of the Company's Common Stock are quoted on the Nasdaq National Market System ("NMS"). Nasdaq has recently promulgated new rules that make continued listing of companies on the NMS more difficult and has significantly increased its enforcement efforts with regard to the Nasdaq standards for such listing. On October 29, 1998, the Company received correspondence from Nasdaq stating that if the Company is unable to demonstrate compliance with the $5,000,000 market value of public float requirement for continued listing on the NMS on or before the end of the ninety day period ended February 1, 1999, the Company's securities will be delisted at the opening of business on February 3, 1999. Public float is defined for purposes of this calculation as shares that are not held directly or indirectly by any officer or director of the Company or any person who is the beneficial owner of more than 10 percent of the total shares outstanding. On October 29, 1998, the Company's public float was believed to be no less than 2,973,984 shares of Common Stock and the minimum bid price was $1.00 per share. The Company plans to seek an appeal of any attempt by Nasdaq to delist the Company's securities. However, there can be no assurance that such an appeal would be successful, and therefore that the company could avoid having its securities delisted.

     In addition, Nasdaq also requires companies whose stock is included for quotation on NMS to maintain $4,000,000 in net tangible assets and a $1.00 minimum bid price. As of September 30, 1998, the Company had net tangible assets of $4,240,000. Although the Company has generally maintained a minimum bid price of $1.00 or more, including a minimum bid price of $1.00 or more during the period covered in this Quarterly Report of Form 10-Q. During the period from November 4, 1998 to November 10, 1998, the Common Stock had a minimum bid price below $1.00 and on November 11, 1998, the Common Stock had a minimum bid price of $1.00. While the Company believes it is currently in compliance with these standards, if the Company fails to continue to satisfy these requirements the Common Stock may be delisted from the NMS.

     If the Company is delisted from the NMS, trading, if any, in the Common Stock would therefore either be conducted in the Nasdaq SmallCap Market, or if the Company is not able to meet the Nasdaq SmallCap Market listing requirements, on an over-the-counter market on an electronic bulletin board established for securities that do not meet the NMS or Nasdaq SmallCap Market listing requirements, or in what are commonly referred to as the "pink sheets." If the Company is delisted from NMS, it is unlikely it would be able to have its Common Stock included for quotation on the Nasdaq SmallCap Market either. As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations of the price of, the Company's Common Stock. In addition, if the Company's Common Stock were removed from the NMS, the Company's Common Stock would be subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the NMS, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. Such rules may further limit the market liquidity of the Company's Common Stock and the ability of purchasers to sell such Common Stock in the secondary market.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING; POSSIBILITY OF SIGNIFICANT DILUTION. While the Company currently believes that its current cash and cash equivalents will be sufficient to meet its presently anticipated cash needs for working capital and capital expenditure requirements through December 31, 1998, the Company's future capital requirements will depend on a number of factors, including its profitability, growth rate, working capital requirements, expenses associated with protection of its patents and other intellectual property and costs of future research and development activities. Developing technology companies such as DTM typically need large amounts of capital to fund growth. However, the Company's cash requirements may vary materially from those now planned as a result of unforeseen changes that could consume a significant portion of the available resources before that time. BFGoodrich, the Company's majority shareholder, has been a significant source of debt and equity funding in the past. BFGoodrich has indicated to the Company that BFGoodrich has no plans to provide future funding and in fact intends to divest its position in the Company. If BFGoodrich is successful in divesting its position, it will likely demand repayment of the $907,000 debt it is due and would no longer guarantee the Company's current credit line. The Company is currently investigating alternatives to its current credit line that would not require the approval of BFGoodrich or any replacement major shareholder to make borrowings.

     Future operating results will depend, in part, on the Company's ability to obtain and manage capital sufficient to finance its business. To the extent that funds expected to be generated from the Company's operations are insufficient to meet current or planned operating requirements or to maintain its listing on the Nasdaq NMS, the Company will seek to obtain additional funds through bank facilities, equity or debt financing, collaborative or other arrangements with corporate partners and others from other sources. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. If adequate funds are not available, the Company may be required to delay or to eliminate certain expenditures or to license third parties the rights to commercialize technologies that the Company would otherwise seek to develop itself. In addition, in the event that the Company obtains any additional funding, such financing may have a substantially dilutive effect on the holders of the Company's securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS. The Company's revenues and operating results have varied substantially from quarter to quarter and may continue to do so. DTM typically experiences a relatively long lead-time, often from six to 24 months, to complete a Sinterstation System sale and has historically experienced no backlog. Furthermore, new product introductions, seasonality of customer buying patterns and other factors can cause fluctuations in quarterly results. These fluctuations have and may continue to preclude the Company from managing its operating results effectively from quarter to quarter. Further, a majority of the sales of the Company's Sinterstation Systems occur at the end of the quarter, often in the last weeks of the quarter. Accordingly, the Company's ability to forecast the timing and amount of specific sales is limited, and the deferral or loss of one or more significant sales could materially adversely affect operating results in a particular quarter, particularly if there are significant sales and marketing expenses associated with the deferred or lost sales. The current 12-week manufacturing cycle of the new Sinterstation System Model 2500plus negatively impacts the Company's ability to control its inventories. The failure of the Company to complete a particular Sinterstation System sale in any given quarter can have a material adverse effect on the Company's business and financial performance for that quarter and quarterly fluctuations could cause a material adverse effect on the price at which the Company's Common Stock trades. The tendency for a large number of the Company's sales made during a quarter to be completed at or near the end of the quarter also hinders the Company's ability to predict sales, control sales prices and enforce its standard terms.

EMERGING RAPID PROTOTYPING AND RAPID TOOLING MARKETS. The market for rapid prototyping products and services, such as those marketed by the Company, is in an early stage of development and includes multiple, competing technologies, many of which are not yet fully developed. Participants in this market are moving to address new applications, many of which may not yet be known or accepted by potential users. Rapid prototyping requires that a computer aided design ("CAD") file describe a design. Organizations who are not using CAD are not, generally, potential customers for rapid prototyping products and services. Significant education of the end user in both CAD modeling and rapid prototyping in general has in some cases been a prerequisite to product acceptance. It is not clear at this time which one or more technologies will gain broad market acceptance. There can be no assurance that DTM will emerge as a market leader, or even a major market participant, as the market matures.

     The market for rapid tooling products and services, such as those marketed by the Company, is in an even earlier stage of development than rapid prototyping. Participants in this market, including the Company, are moving to address new applications, many of which may not yet be known or accepted by potential users. The companies who make tooling using traditional machining methods have made large capital investments in traditional equipment and have mature infrastructures for doing so. They may be highly resistant both on financial and cultural basis to adopting new technologies. There can be no assurance that rapid tooling technologies will evolve to the point that the perceived value will overcome those obstacles. There can be no assurance that DTM will emerge as a market leader, or even a major market participant, as the market matures.

PENDING CLASS ACTION LITIGATION. The Company is the defendant in a matter styled as a class action that is pending in a Texas State court. A proposed $3.0 million settlement in this matter has been reached. The $2.6 million cash portion of the settlement was placed in escrow on October 30, 1998. However, because the settlement is subject to various additional terms and conditions, including but not limited to Court approval, there can be no assurance that the settlement will be finalized or, if finalized, certain investors will not opt-out of the settlement and bring individual actions against the Company. The plaintiffs had sought recission of the May 1997 IPO and the return to certain shareholders the proceeds of that IPO of approximately $22.8 million, plus interest and costs. An adverse judgment may have a material adverse effect on the Company's business and financial performance. See Item 1. Financial Statements -- Note 5 to Notes to Consolidated Financial Statements.

COMPETITION. The market for rapid prototyping systems is intensely competitive. In marketing its Sinterstation Systems, the Company experiences competition from many sources. Certain of the Company's competitors are better known and have greater financial, research and development, production and marketing resources than DTM. The principal worldwide competitors are 3D Systems Corporation and Stratasys, Inc. EOS GmbH is a significant competitor outside of North America. Competition has increased as a result of the introduction of new products or product enhancements by these competitors or the entry into the industry by other companies. Industry analysts have estimated that the worldwide market for rapid prototyping grew in 1997 by 20%. In 1997, the Company's revenues lagged the overall industry and grew by only 4%. Increased competition has resulted in price reductions, reduced margins and loss of market share, all of which has materially adversely affected the Company's business and financial results and may continue to do so.

LIMITED PRODUCT COMPANY. The Company currently offers one model of Sinterstation Systems for sale. The sale of Sinterstation Systems comprised 65% of revenues in the nine months ended September 30, 1998 and 66% of revenues in the years ended December 31, 1997 and 1996, respectively. The remaining revenues were comprised of sales of powdered sintering materials, spare parts and services to the installed base of Sinterstation owners. Sinterstation Systems are priced at the premium end of the range of today's rapid prototyping products and are sold on the basis of performance and suitability to specific applications. In a downturn or even in a soft market the Company's dependence upon a limited range of products, as opposed to a wide range of products at different price points, has caused the Company's financial performance to be adversely affected and may continue to do so.

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

     Furthermore, the Company can give no assurance that the issued patents to which it holds rights will be adequate to protect its interests or, if challenged, held valid. The Company's competitors could develop non-infringing systems, materials or technologies that are equivalent or superior to those of the Company. Competitors currently do and also may practice technology covered by DTM's patents or other legal or contractual protections regardless of the fact that it is legally protected, forcing the Company to engage in costly litigation to defend its interests. While DTM defends its intellectual property vigorously, there can be no assurance that it will be successful in its various litigation in many countries. If the Company were unsuccessful in enforcing its intellectual property rights or other contractual rights in the context of third-party offers to sell selective laser sintering systems or sintering powders or if the Company were found to have violated state or federal antitrust laws, the Company's future revenues might be adversely affected. For example, in 1997, a court granted a temporary summary judgment, ruling that a customer had been given an implied personal license by DTM to one of DTM's patented sintering materials. Although, in connection with a September 1998 agreement to settle this case, the summary judgement was stayed. The inability of the Company to successfully establish and defend its intellectual property rights could have a material adverse effect on the Company's business and financial performance.

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

MANAGEMENT OF VARYING OR NOMINAL GROWTH. DTM has experienced significant fluctuations in its revenues since 1991. DTM experienced increases in total net revenues from approximately $1.1 million in 1991 to approximately $25.3 million in 1997. In the third quarter of 1997, however, revenues began to contract overall and this contraction continued through the first quarter of 1998. In the second quarter and third quarter of 1998, DTM began to experience growth from prior year periods. There can be no assurance that the Company will experience future growth or be successful in managing any future growth. Failure to manage or enter into any future growth could have a material adverse affect on the Company's business and financial performance.

DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a substantial extent on a relatively few key management employees. Losing the services of one or more key employees could have a material adverse effect on the Company's business and financial performance. The Company's success also depends on its ability to continue to attract highly talented technical personnel. Candidates with appropriate training and expertise may be in short supply in the geographic areas where the Company is attempting to recruit personnel. The Company has put in place incentive compensation plans intended to provide motivation for continued employment of key employees. However, the exercise prices of employee stock options are currently above market value and, management incentive goals have not been met for the past two years and certain sales force incentive goals were not met last year. This has resulted in reduced incentive compensation for Company employees. During the last half of 1997, several executive officers left the Company. The Company can give no assurance that it will be able to retain employees or continue to attract, assimilate and retain other skilled personnel.

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

INTERNATIONAL OPERATIONS. Revenues from customers located outside the U.S. represented 34%, 50%, 62% and 52% of the Company's total revenues in 1995, 1996, 1997 and the nine months ended September 30, 1998. The Company believes that continued growth and profitability will require expansion of its sales in international markets. This expansion may be costly and time-consuming and may not generate returns for a significant period of time, if at all. Fluctuations in exchange rates as well as interest rates have significantly affected DTM's sales in foreign markets. In particular, a strengthening U.S. dollar has adversely affected the price competitiveness of DTM's products and services in the international markets. A significant and increasing portion of international sales are denominated in currencies other than U.S. dollars, thereby exposing the Company to gains and losses on non-U.S. currency transactions. The Company attempts to limit the currency exchange risk related to sales denominated in currencies other than U.S. dollars by entering into various hedging strategies. There can be no assurance that any such hedging activity will be successful in avoiding exchange-related losses. There can be no assurance that the Company's exposure to risks associated with international operations will not continue to have a material adverse effect on its liquidity, capital resources and results of operations. The regulatory environment, including import/export laws, protective trade policies and currency controls of foreign governments, also could materially adversely affect the Company's business and financial performance.

     During the last six months of 1997 and continuing into 1998, the Pacific Rim region has experienced unstable local economies and significant devaluation in local currencies. Sales to customers in this region constituted approximately 17% of total revenues in the nine months ended September 30, 1998. Instabilities may continue to worsen, which could have a material adverse effect on the Company's results of operations.

CONTROL OF THE COMPANY. BFGoodrich currently owns approximately 50.2% of the outstanding Common Stock. At this percentage, BFGoodrich could control elections of the Company's Board of Directors and could control or substantially affect the outcome of certain matters submitted to the Company's shareholders for their vote or consent. BFGoodrich could also cause, prevent or delay a change in control of the Company. The proposed settlement of the shareholder class action lawsuit will result in the issuance of $400,000 worth of Company Common Stock. If approved, this would likely result in BFGoodrich's ownership percentage dropping slightly below 50%. Even though BFGoodrich would no longer have absolute voting control, it would still be likely to have sufficient voting power to control the outcome of most matters submitted to shareholders. BFGoodrich has advised the Company that its interest in DTM is primarily financial and that it intends to divest its interest in the Company. The Company cannot predict the effect of a sale of a controlling interest in the Company. However, depending on the identity of the purchaser and its reason for acquiring control of the Company, minority shareholders could be adversely affected.

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

     Historically, DTM has received certain tangible and intangible benefits from BFGoodrich. For example, BFGoodrich currently provides DTM participation in a group program for various types of business insurance. This arrangement is on terms that could be considered more favorable to the Company than those that would be available to DTM in arms-length transactions with unrelated vendors, principally because DTM is able to take advantage of cost efficiencies experienced by BFGoodrich due to the size of its operations. DTM will be ineligible to take part in certain BFGoodrich insurance programs once BFGoodrich no longer owns a majority of the outstanding common stock of DTM. Moreover, BFGoodrich has expressed an interest in divesting its ownership in DTM. In addition, either party has the option to terminate any of such arrangements at any time. The proposed settlement of the class action lawsuit will, if completed as currently contemplated, cause BFGoodrich to no longer be a majority shareholder of the outstanding common stock of DTM. Therefore, the Company expects to lose these benefits effective with the issuance of $400,000 worth of Common Stock pursuant to the proposed settlement of the shareholder class action lawsuit. The Company expects the replacement insurance coverage to cost up to an additional $50,000 per quarter.

     In addition, at September 30, 1998, DTM had a current liability to BFGoodrich in the amount of $907,000. This amount is currently non-interest bearing and is due on demand. The balance is the result of certain payments made by BFGoodrich on behalf of DTM in 1997. BFGoodrich could require interest on its advance or require the advance to be repaid at any time, which it is likely to do if it is successful in divesting its interest in the Company.

PRODUCT LIABILITY. Products as complex as those offered by the Company may contain undetected defects or errors when first introduced or as enhancements are released that, despite testing by the Company, are not discovered until after the product has been installed and used by customers, which could result in delayed market acceptance of the product or damage to the Company's reputation and business. To date, the Company has not been materially adversely affected by products containing defects or errors. The Company attempts to include provisions in its agreements with customers that are designed to limit the Company's exposure to potential liability for damages arising out of defects or errors in the Company's products. However, the nature and extent of such limitations tend to vary from customer to customer and it is possible that such limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future. Although the Company has not experienced any product liability suits to date, the sale and support of the Company's products entails the risk of such claims. Any product liability claim brought against the Company, regardless of its merit, could result in material expense to the Company, diversion of management time and attention, and damage to the Company's business reputation and its ability to retain existing customers or attract new customers.

POSSIBLE ISSUANCE OF PREFERRED STOCK. The Company's Articles of Incorporation authorize the issuance of up to 3,000,000 shares of Preferred Stock, $0.001 par value ("Preferred Stock"), the terms of which would be determined by the Board of Directors at the time of issuance, without further shareholder approval. The Board of Directors would determine whether these shares would carry voting rights, preferences in the payment of dividends, sinking fund provisions and liquidation, redemption or conversion rights, if any. The Company has no current plans to issue Preferred Stock. However, if such stock is issued in the future, the rights of the holders of Common Stock could be materially adversely affected. It is possible that the Board of Directors could grant future holders of Preferred Stock rights that could restrict the Company's ability to merge or sell its assets to a third party, resulting in preservation of the control of the Company by its then current owners. The Preferred Stock provisions of the Company's Articles of Incorporation could inhibit a third party from acquiring a significant amount of the Common Stock, thereby delaying or preventing changes of the management or control of the Company, and possibly materially adversely affecting the Common Stock price as a result.

SHARES ELIGIBLE FOR FUTURE SALE. PROBABLE ISSUANCE OF COMMON STOCK IN CONNECTION WITH PROPOSED SETTLEMENT OF SHAREHOLDER CLASS ACTION LITGATION. Sales of shares of Common Stock into the market by BFGoodrich, employees exercising options or recipients of shares to be distributed in settlement of the Company's shareholder class action litigation could cause a decline in the price of such stock. All shares of the Common Stock owned by BFGoodrich are freely tradeable, subject to volume limitations of Rule 144. In addition, BFGoodrich has the right to require the Company to register the sale of BFGoodrich's shares of Common Stock under the Securities Act of 1933.

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

     The non-cash component of the proposed settlement of the shareholder class action is the issuance of $400,000 worth of shares of the Company's Common Stock. The number of shares to be issued is to be based upon the average closing price of the stock for the 15 days just prior to the date of final Court approval. The Company has been advised that if the Court does approve the settlement, it will likely to occur in January 1999. The Company has been advised that such shares would be freely tradable upon issuance since registration would not be required. Sales of Common Stock into the market by the recipients of the settlement could cause a decline in the price of such stock.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


     Information related to quantitative and qualitative disclosures regarding market risk is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations and the risk factors under Item 2 above. Such information is incorporated by reference herein.

                                    PART II
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     On October 28, 1998, definitive settlement documents were entered into with respect to the settlement of the pending shareholder class action lawsuit styled John H. Danielson and Thomas E. Harding v DTM Corporation, currently pending in the District Court of Bexar County, Texas. The principal terms of the agreement call for the establishment of a settlement fund initially consisting of $2.6 million in cash and the later addition of $400,000 worth of shares of the Company's Common Stock. On October 28, 1998, the Company and its insurance carrier paid the cash portion into the settlement escrow fund. The number of shares to be issued is to be based upon the average closing price of the stock for the 15 days just prior to the date of final Court approval. Completion of the proposed settlement remains subject to various terms and conditions, including, but not limited to, Court approval.

     On September 14, 1998, DTM and Midwest Composite Technologies, Inc. entered into an agreement to settle all ongoing litigation between them.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits


          Exhibit 27.1 Current Financial Data Schedule for the quarter ended September 30, 1998

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 1998

                                DTM CORPORATION
                                (Registrant)


                                By:  /s/ John S. Murchison, III
                                     John S. Murchison, III
                                     President and Chief Executive Officer


                                By:  /s/ Geoffrey W. Kreiger
                                     Geoffrey W. Kreiger
                                     Vice President, Controller, Treasurer and
                                     Secretary
                                     (Principal Financial and
                                     Accounting Officer)

                               Index to Exhibits
                               -----------------

Number                  Description
------                  -----------

27.1      Financial Data Schedule for the quarter ended September 30, 1998