Form 10-K
period 1998-12-31
DTM CORP /TX/
filed 1999-03-31
CIK 1014552

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required) For the fiscal year ended December 31, 1998 or

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

Registrant's telephone number, including area code: (512) 339-2922

Securities registered pursuant to Section 12(b) of the Act:
     Title of Each Class             Name of Each Exchange on Which Registered
------------------------------     ---------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 29, 1999, the aggregate market value of the voting stock held by non-affiliates (affiliates for these purposes only being directors, executive officers and holders of more than 5% of the Registrant's Common Stock) was approximately $4.3 million based upon the closing price of the Registrant's Common Stock on such date, $1.25 per share as reported by the Nasdaq National Market. As of March 29, 1999, the Registrant had 6,621,336 outstanding shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders are incorporated by reference in Part III.

================================================================================

                                     PART I


     This Annual Report contains forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of DTM Corporation ("we","DTM", the "Company" or the "Registrant"). Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in the forward-looking statements, including, without limitation: DTM had been unprofitable since inception through the third quarter of 1998; the Company's stock price and public float could cause its stock to be delisted from the Nasdaq National Market, further reducing liquidity; additional capital sufficient to finance the business may not be available or if available might cause significant dilution; quarterly fluctuations in operating results and the difficulty in predicting results of operations may adversely affect stock prices; seasonality of customer buying habits, principally a slower third quarter, may adversely affect stock prices; DTM may not emerge as a market leader, or even a major market participant and its markets may not develop; price reductions, reduced margins and loss of market share may occur as a result of increasing competition; the Company's dependence on a single product that is priced at the high end of the range for today's rapid prototyping products has caused it to be adversely affected in a soft market; the Company's intellectual property and proprietary rights may not be valid or infringe the rights of others; key personnel may leave; suppliers may cause disruptions; DTM has significant international operations with the inherent exposures; actions by controlling shareholder could adversely affect stock prices; potential liabilities could result from undetected errors or defects in Company products; possible issuance of preferred stock could adversely affect common shareholders; sales of a large block of stock and sales of shares issuable pursuant to employee stock options could adversely affect stock prices; and the Company's stock price could be volatile, regardless of DTM's financial performance. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any written or oral forward-looking statement that may be made from time to time by or on behalf of the Company. See "Item 7. Risk Factors That May Affect Future Results and Safe Harbor Statement."

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

     DTM Corporation was incorporated in 1987 and in 1990 became a subsidiary of The B.F.Goodrich Company ("BFGoodrich"). In May 1997, DTM completed its initial public offering ("IPO"). On February 12, 1999, an investment partnership of independent investors affiliated with Proactive Finance Group, LLC ("Proactive") acquired BFGoodrich's remaining 47.7% interest in DTM. DTM now operates as an independent company.

     "ProtoForm," "RapidSteel," "Sinterstation," "SLS", "RapidTool" and "TrueForm" are registered trademarks of the Company in the United States. "DTM," "DuraForm" and "SandForm" are unregistered trademarks of the Company in the United States. "Somos" is a registered trademark of E.I. DuPont de Nemours and Company ("DuPont") in the United States.

     DTM's executive offices are located at 1611 Headway Circle, Building 2, Austin, Texas 78754. The Company's telephone number is 512/339-2922 and web page is www.dtm-corp.com.

DTM's Selective Laser Sintering Technology

     The Selective Laser Sintering Process

     The Company's selective laser sintering process uses laser energy to sinter powdered material to create solid objects from the powdered materials, that serve as functional models and patterns. Customers input designs into the Sinterstation Systems in the form of CAD drawings. From the CAD file, Sinterstation Systems produce models, prototypes, patterns and tooling in the specified shape. The patterns made in the sinterstation can, in turn, be used for secondary processes such as the production of non-durable molds and investment casting. Sinterstation Systems are also used to produce metal prototype mold inserts. DTM's RapidTool products employ selective laser sintering along with a furnace cycle to produce stainless steel/bronze mold inserts or fully functional metal prototypes. A second product produces mold inserts in selective laser sintering machines from a copper-reinforced thermoplastic-based material system. These inserts can be manufactured in less than 24 hours in a Sinterstation system without the use of a furnace.

Products

     The Sinterstation Systems

     DTM's Sinterstation Systems include hardware(material handling equipment), documentation, software licenses, licenses for using DTM-supplied powdered sintering materials and installation of the equipment. They can be configured for use with a single sintering powder or for any combination of thermoplastic, foundry sands or metal sintering powders. The size and number of objects that can be built in the build chamber varies depending on the part size, type of sintering powder used and part configuration. Objects that are larger than the size of the build chamber can often be built in pieces and then assembled.

     The Company has developed a library of application software designed to control the selective laser sintering process. This software sets parameters and directs the various components of the platform hardware based on the type of material being used in the build process. The Company also has designed a range of service, support and utility software programs to assist customers in the prototype and mold building process.

     The prices of the Sinterstation Systems sold in 1998 averaged approximately $348,000, compared to approximately $346,000 in 1997 and approximately $369,000 in 1996. These values represent the average of initial orders during the respective years and are influenced by the accessories, such as furnaces,on such orders.

     Sintering Materials

     The list prices for the following powdered sintering materials range from $23 to $60 per pound, depending on the material, except for SandForm powder, which sells for $4.50 per pound. The Company subcontracts with other manufacturing organizations for the production of sintering materials or obtains those materials directly from the manufacturer. Characteristics and uses of selective laser sintering powders available through DTM for use in its Sinterstation Systems are as follows:

------------------------------------------------------------------------------------------------------------------------------------

   Material/
Year Introduced         Description                          Characteristics                                 Uses
------------------------------------------------------------------------------------------------------------------------------------
DuraForm Polyamide      Proprietary                 Excellent surface quality; outstanding     Functional models of electronic,
Powder and              engineering                 feature definition; excellent heat and     computer and automotive enclosures.
DuraForm GF             thermoplastic               chemical resistance; machinable and may    Plastic automotive intake manifolds.
(Glass-Filled) Powder                               be joined mechanically, or with            Wind tunnel models. Medical device
1997/1998                                           adhesives; buffs to high-gloss with wet    parts.
                                                    sanding
------------------------------------------------------------------------------------------------------------------------------------

Somos  201              DuPont-developed            Rubber-like material that can withstand    Functional, flexible models of
thermoplastic           thermoplastic               "under-the-hood" high temperatures and     rubber-based automotive parts such as
elastomer powder        elastomer                   harsh environments                         seals, door moldings and boot covers.
1997                                                                                           Parts for medical devices. Sport shoe
                                                                                               soles. Models for the computer and
                                                                                               toy industries, including membrane
                                                                                               keyboards.
------------------------------------------------------------------------------------------------------------------------------------

SandForm  Si & Zr II    Polymer-coated silica or    Interchangeable with existing sand mold    Sand cores and molds for producing
Foundry Sand Powders    zirconium sand              and core materials; particle size and      prototype sand castings for the
1996/1997               particles                   materials characteristics that enable      automotive and aerospace industries.
                                                    fast production of smooth sand mold        Production runs of sand-cast metal
                                                    patterns                                   parts when only limited part
                                                                                               quantities are required. Manufacture
                                                                                               of cast metal parts that would be
                                                                                               impossible to produce using
                                                                                               conventional technologies.
------------------------------------------------------------------------------------------------------------------------------------

CastForm PS             Proprietary                 Capable of producing accurate investment   Expendable patterns for producing
Powder                  Polystyrene polymer         casting patterns that are compatible       prototype investment-cast metal parts
1999                                                with traditional foundry processes         for the aerospace, medical and
                                                                                               automotive industries. Production
                                                                                               runs of investment cast metal parts
                                                                                               when only limited quantities are
                                                                                               required.
------------------------------------------------------------------------------------------------------------------------------------

RapidSteel2.0 Metal     DTM-developed  stainless    Creates durable metal mold inserts that    Mold inserts for injection molding
Powder                  steel particles with a      can produce thousands of plastic parts     prototype plastic parts. Tooling for
1998                    polymer binder                                                         bridge and pre-production plastic
                                                                                               injection molding. Mold inserts for
                                                                                               diecasting prototype non-ferrous
                                                                                               metal parts.
------------------------------------------------------------------------------------------------------------------------------------

Copper Polyamide        Proprietary engineering     Creates limited life metal-based mold      Mold inserts for injection molding
1998                    plastic copper composite    inserts that can produce hundreds of       prototype plastic parts.
                                                    plastic parts
------------------------------------------------------------------------------------------------------------------------------------

     The Company sells its Sinterstation Systems with application capabilities selected by the customer. Thereafter, customers can add new application capabilities by purchasing the relevant application modules, which consist of the software developed by the Company for optimal processing of the materials.

Research and Development

     The Company's research and development effort focuses on improving core technologies that are critical to future growth. These include development of new powdered sintering materials, as well as improved powder handling technology, laser beam delivery systems and thermal control systems. The Company's development efforts are augmented by development arrangements with key customers, materials suppliers and hardware suppliers. The Company also collaborates on research and development with universities and research institutions that operate Sinterstation Systems.

     During 1998, 1997 and 1996, the Company expended approximately $3.5 million, $4.9 million and $4.3 million for research and development, respectively. In part as result of these research and development efforts, DTM introduced the following:

     .  In August 1998, the Sinterstation 2500plus;

     . In 1998, three new sintering powders: DuraForm GF powder, a glass filled material for more durable functional prototypes;Copper PA for short-run tooling that does not require a furnace cycle; and RapidSteel 2.0, our second generation material for long-run tooling;

     . In the second half of 1997, four new sintering powders: Somos 201 powder, a new material supplied by DuPont that yields highly flexible parts with rubber-like characteristics; DuraForm Polyamide powder, an improved material for functional prototypes; and two improved SandForm powders for sand casting applications;

     In early 1999, DTM introduced a new sintering powder, CastForm PS, the first rapid prototyping solution for the investment casting industry that is compatible with traditional foundry processes.

     Longer term, the Company believes that the selective laser sintering technology is capable of processing an even wider range of materials, thereby improving the performance of the Company's products in current applications and advancing the technology into new applications. The Company is conducting preliminary experiments to (i) broaden the performance of the Sinterstation System to include the production of prototype metal parts in a range of durable materials (ii) broaden the metal mold inserts product line to include additional durable materials and (iii) develop ceramic materials for the production of special tooling and part applications. There can be no assurance that the Company will be able to develop these new materials or that, if developed, these materials can be successfully marketed.

     The Company has increasingly relied upon the materials research of companies in the specialty chemicals industry for formulations of powdered materials to be used in the Company's Sinterstation Systems. There can be no assurance the Company will be able to continue such arrangements. Independent research, development and manufacture of unique powdered materials could be prohibitive. There can be no assurance that formulations will be available from third parties that meet the Company's goals of higher performance powdered materials and powdered materials suitable for new applications.

     In the design of the hardware for its Sinterstation Systems, the Company has incorporated specialized hardware technologies which have been developed for other industries and purchases them as components from suppliers. Because DTM does not have specialized hardware design capabilities internally, it could be adversely affected if suppliers of specialized hardware do not continue to furnish key components, or make available upgrades and enhancements that contribute to the improvement to the Company's products. There can be no assurance that available specialized hardware technologies that meet the Company's reduced cost objectives will be available as purchased components.


Marketing and Customers

     Customers

     The Company's Sinterstation Systems are purchased by manufacturers, universities, military and defense organizations and by service bureaus. These service bureaus utilize rapid prototyping equipment to provide services to other organizations involved in product development. Much of the Company's historical growth has come from the sale of products to service bureaus in North America and Europe. However, since 1996 the Company has focused more of its marketing efforts on manufacturers throughout the world.

     Many of the Company's customers have purchased more than one Sinterstation. In 1998, approximately 31% of Sinterstation Systems sold by the Company were to existing customers, compared to 40% in 1997 and 24% in 1996. DTM has experienced significant repeat business, but cannot predict that it will continue to do so. Failure to maintain this repeat business could have a material adverse effect on the Company and its financial performance.

     The Company does not consider itself dependent on any particular customer. In 1998, 1997 and 1996, no customer represented 10% or more of DTM's revenues.

     Product Distribution; Foreign Operations

     The Company distributes its products in the United States, Canada, Western Europe and key Pacific Rim and South American countries. In the United States and Canada, the Company employs a direct sales force. In Germany, DTM GmbH, a wholly owned German subsidiary, distributes DTM's products. In the United Kingdom, DTM (UK) LTD., a wholly owned U.K. subsidiary, distributes DTM's products. The Company also distributes its goods and provides services in the Pacific Rim and South America through a network of independent agents, including agents in Brazil, China, India, Japan, Singapore, South Korea and Taiwan. DTM distributes its products in France, Italy, Portugal, Spain and Sweden through independent agents.

     In 1998, growth in the Company's domestic revenues overcame a small decrease in international revenues. In the previous two years, the growth of the Company's international revenues outpaced its domestic revenues. The Company's international revenues as a percentage of total revenues were 53%, 60% and 49% in 1998, 1997 and 1996, respectively.

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

Service and Support

     The Company maintains a staff of field service and support personnel in Europe, Singapore and North America. The field service organization is responsible for the installations of new Sinterstation Systems and for conducting the Company's warranty service and maintenance program.

     The Company also maintains a staff of applications support personnel in Europe and North America. The Company's applications support personnel assist customers with System operation, provide advice and assistance on building unusually complicated parts and keeping customers informed of changes and advancements in the selective laser sintering technology and Sinterstation System operating procedures.

     The Company's Sinterstation Systems are sold with a limited 12-month warranty on parts and labor. The Company's customers may extend factory support beyond the 12-month warranty by purchasing an annual maintenance contract. For those customers choosing not to purchase annual maintenance contracts, DTM also provides repair and maintenance services on a time and materials basis.

Manufacturing

     The Company currently utilizes suppliers to produce certain of the major sub-assemblies of the Sinterstation Systems. The sub-assemblies are built by these suppliers and shipped to Austin, Texas for assembly. The Sinterstation System then is put through calibration and testing by the Company. Assembly and final testing at the Company's site comprises a 21-day cycle. When the Sinterstation System arrives at the customer's location, DTM personnel install it and perform on-site testing.

     Procurement lead-time for the major sub-assemblies of the Sinterstation Systems can be up to 12 weeks. Due to the Company's long lead time for major sub-assemblies, it places orders for such parts on a forecast basis with the intention of moving raw materials inventory quickly into work in process. While the Company subcontracts for manufacture of Sinterstation System components, powdered sintering materials and accessories from single-source, third-party suppliers, multiple sources exist for almost all of the components of the Company's products.

     The Company's manufacturing facilities in Austin, Texas are currently configured to assemble and test the Sinterstation Systems. The Company believes that it will have sufficient manufacturing capacity to fulfill demand for its Sinterstation Systems in 1999. See "Item 2. Properties."


Intellectual Property

     Researchers at The University of Texas initially developed the selective laser sintering technology commercialized by DTM. The first selective laser sintering patent was issued to The University of Texas in 1989. The main University of Texas patents covering selective laser sintering expire in 2006. While the original patents expire in 2006, the Company has been granted patents for improvements to the original inventions. Because of this, the Company believes that it will continue to enjoy certain protections at least through 2010. DTM has an exclusive worldwide license from The University of Texas to use the selective laser sintering technology, the term of which continues until expiration of the patent rights that are the subject of the UT License. The UT License includes the original patents plus a right of first refusal for all improvements thereon. The UT License require that DTM commercialize the technology, which DTM has done and continues to do in key markets. Under the UT License, DTM is required to make royalty payments equal to 4% of net sales of Sinterstation Systems. In connection with obtaining the UT License, the Company issued 20,442 shares of Common Stock to The University of Texas. Under the UT License, The University of Texas reserves the right to practice the patented technology for research and educational purposes. The UT License can be terminated by The University of Texas (i) if DTM becomes bankrupt or insolvent,
(ii) if DTM commits a material breach or default under the UT License and fails to cure that breach or default within 90 days of notice thereof or (iii) as to foreign jurisdictions, after 1997, if DTM failed to commercialize the technology in that jurisdiction. The UT License provides that DTM will indemnify The University of Texas from expenses or damages incurred by The University of Texas arising from DTM's use of the licensed subject matter.

     The Company has further refined and improved the selective laser sintering process and materials and has been issued patents in its own name for many of those developments. As of February 1, 1999, the Company owned or had exclusive licenses to 31 United States patents and two allowed United States applications. As of the same date, the Company owned or had exclusive licenses under eight European patents. In addition, the Company owns or has exclusive rights under 19 other issued international patents. Technology that is covered by existing patents or is the subject matter of pending patent applications includes some or all of the following: (i) the fundamental elements of the selective laser sintering process; (ii) related inventions on powder delivery, beam delivery and thermal control; (iii) certain of the sintering powders that DTM has developed; and (iv) certain post-processing steps for part finishing. It is anticipated that DTM will make additional patent application filings as a result of research currently in progress. Recent filings include new inventions involving laser/scanning control.

     Some of the Company's patents have been acquired from third parties other than The University of Texas. DTM acquired certain patents in the powdered materials area through assignment from BFGoodrich in 1992. In 1992, DTM also acquired a patent that was originally issued to Ross Housholder in 1981. The Company believes that the Housholder patent is a pioneer patent in the rapid prototyping field. This patent will expire in 1999. However, the Company believes that patents discussed in the first paragraph of this section will afford certain protection to the Company through at least 2010.

     Most of the key claims of the U.S. patents covering selective laser sintering, excluding the Housholder patent, have been submitted internationally. The first European Patent Convention patent, which was issued by the European Patent Office ("EPO") in December 1994, gives patent protection in Austria, Belgium, France, Germany, Italy, the Netherlands, Sweden, Switzerland and the United Kingdom. This patent was recently the subject of an opposition appeal filed by a competitor, EOS GmbH ("EOS"), a German competitor, before the appeal board of the EPO. EOS asserted that the main patent claims resulted from an unallowable amendment and that the patent was invalid based on both novelty and inventive step. In December 1998, the appeal board ruled that the main patent claims be amended to more closely reflect the working of the specification and that in the amended form the patent was novel and had inventive step. No more appeals are available to EOS on that patent. EOS has filed opposition proceedings against three other DTM patents in the EPO. The aforementioned appealed patent and one of the three patents being opposed are part of the infringement litigation discussed under "Item 3. Legal Proceedings." The Company intends to defend the validity of this patent vigorously. See "Item 3. Legal Proceedings."

     The Company has six trademarks registered with the U.S. Patent and Trademark Office.

     The Company can give no assurance that the issued patents to which it holds rights will be adequate to protect its interests or, if challenged, held valid. The Company's competitors could develop non-infringing systems, materials or technologies that are equivalent or superior to those of the Company. Competitors currently do and also may in the future practice technology covered by DTM's patents or other legal or contractual protections regardless of the fact that it is legally protected, forcing the Company to engage in costly litigation to defend its interests. While DTM defends its intellectual property vigorously, there can be no assurance that it will be successful in its various litigation in many countries. A failure by the Company to protect its intellectual property position could have a material adverse effect on its business, financial condition and results of operations.


Competition

     The Company faces significant worldwide competition in the market for rapid prototyping systems and materials. Several United States-based companies other than DTM are in various stages of developing and marketing rapid prototyping systems and services. These companies include 3D Systems Corporation ("3D Systems"), ExtrudeHone Corporation ("ExtrudeHone") Helisys, Inc. ("Helisys"), Sanders Prototype, Inc., Soligen Technologies, Inc., Stratasys, Inc. ("Stratasys") and Z corporation. ("Zcorp"). Of these, 3D Systems, Helisys and Stratasys compete with DTM on a worldwide basis. The Company also faces competition in various regions outside North America from companies such as EOS and several Japanese companies, including CMET (Mitsubishi), DMEC (Sony) and Teijin.

     A number of the companies participating in the rapid prototyping industry have developed or may be developing desk-top systems that are sold or will be sold primarily on the basis of price. DTM believes that these companies include 3D Systems, Denken Engineering Co., Ltd., Extrude Home Helisys, Kira Corporation, Sanders Prototype, Inc., Stratasys and Zcorp, among others. Their products are based on ink jet printing, plastic extrusion or paper laser cutting and laminating technologies and generally sell for far less than the Company's products, which are not desk-top systems.

     The Company believes that its principal competitors for the plastic model, functional prototype and pattern-creation segments of the rapid prototyping market are 3D Systems, Teijin, CMET, DMEC and EOS. 3D Systems, Teijin, CMET and DMEC employ a stereolithography ("SLA")-based process that utilizes ultraviolet light sources to polymerize liquid monomers into a solid plastic object. 3D Systems was the first company to commercially introduce rapid prototyping technology. The Company competes with 3D Systems on a worldwide basis while its competition to date with CMET and Teijin has been confined to Japan. Before 1997, EOS, located in Munich, Germany, marketed systems based on both SLA and selective laser sintering technologies, principally in Western Europe. In 1997, EOS announced that it had sold its SLA product line to 3D Systems. EOS has been sued in Germany, France and Italy by DTM for infringement of selective laser sintering technology patents. See "Intellectual Property" and "Item 3. Legal Proceedings." The Company considers a process marketed by 3D Systems to be worldwide competition for its RapidTool process and an EOS process to be a competitor of the RapidTool process in Europe and certain Pacific Rim countries.

     The Company competes for business with other rapid prototyping companies primarily on the basis of product performance and price, as well as reliability, accuracy, versatility and product service. The Company also competes for business with conventional machining and milling techniques, which continue to be the most common methods by which plastic models, functional prototypes and tool inserts are manufactured. The Company is experiencing the effects of this significant competition in the form of sales discounts, additional services and extended terms.

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


Executive Officers

     The executive officers of the Company and their ages as of March 1, 1999 are as follows:

   Executive Officers    Age                   Position
   ------------------    ---                   --------
John S. Murchison, III   58   Chief Executive Officer and President
Geoffrey W. Kreiger      49   Chief Financial Officer, Treasurer and Secretary
Kevin McAlea             40   Vice President, Marketing and Business Development

     John S. Murchison, III joined the Company as Chief Executive Officer and President in September 1990. Prior to joining the Company, Mr. Murchison was General Manager for the Pratt Group, a privately held Australian-based company with worldwide holdings in packaging, insurance, banking and trading, from 1987 to 1990.

     Geoffrey W. Kreiger joined the Company in December 1997 as Controller, Treasurer and Secretary. On February 19, 1999, he was appointed Chief Financial Officer. Prior to joining the Company, Mr. Kreiger was Executive Vice President of Austin Software Foundry, Inc., from 1996 to 1997. Prior to that, he was President, Datamarine Unit, and Chief Financial Officer and Director of Datamarine International, Inc., a manufacturer of communications equipment and consumer electronics, from 1988 to 1995. Mr. Kreiger is a Certified Public Accountant.

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


Employees

     At December 31, 1998, the Company had 116 employees, compared to 113 at the end of 1997. None of the Company's employees are represented by a labor union. The Company has no prior experience with a work stoppage and considers its relations with its employees to be good.

Recent Developments

       In October 1998, the Company was notified by The Nasdaq Stock Market ("Nasdaq") that the Company had failed to maintain a market value of public float ("MVPF") greater than or equal to $5.0 million in accordance with Marketplace Rule 4450(a)(2) under the listing maintenance standards required by Nasdaq for an issurer's securities to remain listed on the Nasdaq National Market System ("NMS"). The Company was given a 90-day period to demonstrate its compliance with the MVPF requirement by complying with the $5.0 million MVPF requirement for 10 consecutive days.

       The Company was unable to comply with the MVPF requirement for ten consecutive days during the 90-day period. However, because the Company believed that it soon would be able to comply with all of the required maintenance criteria to remain listed on NMS, including the MVPF requirement, it submitted to Nasdaq an official request for an oral hearing to appeal the delisting of DTM's Common Stock from NMS. In March 1999, the delisting proceedings against the Company were "mooted" by Nasdaq at the Company's request, since, among other things, the Company had demonstrated recent compliance with the MVPF requirement and was found to be in compliance with all other NMS listing requirements.

       There can be no assurance that the Company will be able to demonstrate continued compliance with the MVPF requirement, or any other maintenance standards required by Nasdaq, to ensure that its Common Stock remains listed on the NMS. As of March 29, 1999, the Company's MVPF had again fallen below the $5.0 million requirement. The delisting of the Company's Common Stock from the NMS would have the adverse effect of reducing the visibility, liquidity and prestige of DTM's stock and could adversely affect the ability or willingness of broker-dealers who sell or make a market in the Company's Common Stock and the ability of investors to sell their shares of the Company's Common Stock in the secondary market.

ITEM 2. PROPERTIES

       The Company currently leases a 50,000-square foot facility at 1611 Headway Circle, Buildings 1 and 2, Austin, Texas. The Company also maintains off-site sales and/or service offices located in various areas of the United States and in Singapore, in Birmingham, England and in Hilden, Germany, all of which are leased. DTM expects that such facilities will be sufficient to support the Company's operations through the remainder of 1999. See "Item 1. Business-- Manufacturing."

ITEM 3. LEGAL PROCEEDINGS

       The Company has initiated proceedings against EOS and related parties in a number of courts, primarily in Europe, to enforce its patent rights in various jurisdictions. The Company initiated patent infringement litigation in March 1996 in the 3rd Chamber--1st section of the Court of Paris, France against EOS, EOS S.A. (France) and against one of EOS's customers. The Company also initiated patent infringement litigation in April 1996 in the County Court No. 1 in Munich, Germany against EOS. In December 1996, the Company initiated similar litigation in the court of Pinerolo, Italy against EOS. In December 1997, the Company initiated similar litigation in No. 29 Civil Department of Tokyo District Court against Hitachi Zosen Joho System K.K., an EOS distributor. In each of these cases, the Company has alleged that EOS is selling rapid prototyping systems in Europe and Japan that make unauthorized use of selective laser sintering technology covered by the two European and one Japanese patents under which DTM has exclusive rights. The Company seeks injunctive relief plus damages. This litigation will be pursued in conjunction with the EPO proceeding in which EOS has opposed the validity of the European patents. Hearings have begun in the German, French, Italian and Japanese lawsuits. It is not possible at this time to predict the outcome of these proceedings, although a ruling unfavorable to the Company could have a material adverse effect on the Company's business and financial performance. See `Item 1. Business--Intellectual Property.'

       EOS has informed the Company that EOS has obtained the worldwide right to enforce certain U.S. patents owned by 3D Systems. EOS has also informed DTM in early 1998 that EOS may bring patent infringement litigation against DTM in the U.S. courts relating to the 3D patents. It is not possible at this time to predict the outcome of this possible action, although the Company has conducted a review of the 3D patents and believes that it is not infringing or has valid defenses. If such a lawsuit is filed, the Company intends to defend itself vigorously. However, a ruling that would have the effect of allowing EOS to sell rapid prototyping systems that use selective laser sintering in the U.S. could have a material adverse effect on the Company's business and financial performance.

     Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the various actions against the Company, there can be no assurance that additional lawsuits will not be filed against the Company. Further, there can be no assurance that the foregoing actions will not have a disruptive effect upon the operations of the Company's business or that the resolution of the foregoing actions will not have a material adverse effect upon the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "DTMC." The high and low transaction prices for each calendar quarter of 1997 and 1998, subsequent to the initial public offering of the Company's Common Stock on May 2, 1997 at $8 per share, are set forth below.

                                                Stock Prices
                                       High                      Low
                                       ----                      ---
1997
----
Second Quarter (from May 2, 1997)      $ 8.500                    $ 4.000
Third Quarter                          $ 5.000                    $ 3.063
Fourth Quarter                         $ 3.125                    $ 1.000

1998
----
First Quarter                          $ 2.000                    $ 1.250
Second Quarter                         $ 2.625                    $ 1.375
Third Quarter                          $ 2.000                    $ 1.000
Fourth Quarter                         $ 1.375                    $ 0.563

     As of March 29, 1999, the Company had 6,621,336 shares of Common Stock outstanding, which were held by approximately 400 beneficial owners, represented by 60 shareholders of record.

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


                                                                Year Ended December 31,
                                                1998         1997         1996        1995          1994
                                             -------------------------------------------------------------
                                                       (In thousands, except per share amounts)
Statements of Operations Data:
    Revenues .............................   $ 27,795     $ 25,308     $ 24,379     $ 14,211     $  9,239
       Cost of sales .....................     16,094       14,721       14,445        9,676        5,881
       Gross margin ......................       42.1%        41.8%        40.7%        31.9%        36.3%
       Selling, general and administrative     11,387       10,579        9,980        6,620        5,249
       Research and development ..........      3,538        4,871        4,292        3,521        3,840
       Provision for litigation settlement      1,700         --           --           --           --
       Stock compensation ................       --          2,927         --           --           --
       Interest expense, net .............         48          325        1,066          530          178
       Net gain on sale of assets ........       (424)        --           --           --           --
       Cost of discontinued registration .       --           --            752         --           --
       Tax expense (benefit) .............         30         (827)      (1,667)      (2,138)      (1,825)
                                             ------------------------------------------------------------
    Net loss .............................     (4,578)      (7,288)      (4,489)      (3,998)      (4,084)
                                             ============================================================
    Net loss per common share - basic ....   $  (0.73)    $  (1.45)    $  (1.38)    $  (1.23)    $  (1.26)
                                             ============================================================
    Weighted-average number of shares
       outstanding .......................      6,287        5,034        3,243        3,243        3,243

Balance Sheet Data (at period end):
    Working capital ......................   $  1,858     $  4,964     $  1,622     $    236     $    342
    Total assets .........................     12,306       17,548       17,897       10,639        8,560
    Total debt ...........................       --            175       15,809        9,076        4,600
    Total liabilities ....................      7,475        8,310       26,382       14,557        8,516
    Shareholders' equity (deficit) .......      4,831        9,238       (8,485)      (3,918)          44

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS, ENVIRONMENT AND RISK FACTORS


     The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and the Company's Consolidated Financial Statements and notes thereto, as well as the section below under the heading "Risk Factors That May Affect Future Results and Safe Harbor Statement." The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the rapid prototyping and rapid tooling industry. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

     With the exception of historical information, the matters discussed below under the heading "Results of Operations" and "Liquidity and Capital Resources" may include forward-looking statements that involve risks and uncertainties. All statements, trends and other information contained in this Annual Report on Form 10-K relative to markets for the Company's products and trends in revenue, gross margin and anticipated expense levels constitute forward-looking statements. These forward-looking statements generally can be identified by the use of words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and "should" and other similar terminology. The Company wishes to caution readers that a number of important factors, including those identified in the section entitled "Risk Factors That May Affect Future Results and Safe Harbor Statement" as well as factors discussed elsewhere in this report and in the Company's other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those forward-looking statements. See the discussion at the beginning of Part I.

Overview


     DTM Corporation designs, develops, manufactures, markets and supports, on an international basis, rapid prototyping and rapid tooling systems and related powdered sintering materials and services. The Company's Sinterstation Systems and powdered sintering materials are based on proprietary and patented selective laser sintering technology. DTM was incorporated in 1987 and completed its initial public offering ("IPO") of Common Stock in May 1997. Prior to shipment of its first generation Sinterstation in 1992, the Company derived revenues solely from a rapid prototyping service bureau it operated in Austin, Texas. In 1993, the Company sold its service bureau. Since 1992, DTM has shipped over 240 Sinterstation Systems worldwide.

     The Company's selective laser sintering process uses laser energy to sinter powdered material to create solid objects that aid in the design and manufacture of products. The company's Sinterstation Systems employ a combination of software and hardware to produce functional models, patterns, injection holding tooling and metal ports from a variety of powdered materials. Customers input designs into the Sinterstation Systems in the form of the drawings. The functional models are used to verify a design's form and fit. The patterns can, in turn, be used for secondary processes such as the production of non-durable molds and investment casting. The Company's RapidTool process employs selective laser sintering along with a furnace cycle to produce steel/copper composite mold inserts that are used by the injection molder to produce production parts in quantity. A variant of the RapidTool process is the production of mold inserts in the Sinterstation System from a copper-reinforced thermoplastic-based material system, without the need for a furnace cycle. These inserts produced with this product are used by the injection molder to produce short-run production parts. Sinterstation Systems also can be used in combination with the Company's RapidTool process with a furnace cycle to produce metal parts. Customers input designs into the Sinterstation Systems in the form of CAD drawings. The Company's Sinterstation Systems employ a combination of software and hardware to produce functional models, patterns, injection-molding tooling and metal parts from a variety of powdered materials.

     The Company's Sinterstation Systems are purchased by manufacturers, universities, military and defense organizations and by service bureaus. These service bureaus utilize rapid prototyping equipment to provide services to other companies involved in product development. The Company distributes its products in the United States, Canada, Western Europe and certain Pacific Rim and South American countries. In the United States and Canada, the Company employs a direct sales force. In Germany, DTM GmbH, a wholly owned subsidiary, distributes DTM's products. DTM GmbH is a sales and service organization whose efforts are augmented by sales agents in France, Italy, Portugal, Spain and Sweden. In the United Kingdom, DTM (UK) LTD., a wholly owned subsidiary, distributes and services DTM's products. The Company also distributes its goods and provides services in the Pacific Rim and South America through a network of independent agents, including agents in Brazil, China, India, Japan, Singapore, South Korea and Taiwan.

     DTM's Sinterstation Systems typically include hardware, material handling equipment, documentation, licenses for using DTM supplied software, licenses for using DTM-supplied powdered sintering materials and installation. They can be configured for use with a single sintering powder or for any combination of thermoplastic, foundry sands or metal sintering powders. DTM typically offers its Sinterstation Systems packaged with a 12-month limited warranty and preventive maintenance contract, installation services, training services and an initial supply of sintering materials. DTM offers a wide range of proprietary sintering materials and software that optimizes their use in the Sinterstation System.

     The total value of a packaged offering is allocated among its various components: systems and related equipment sintering materials, immediate services and deferred services. Revenues from the sale of products are recognized when title has transferred to the customer, the Company's remaining obligations are insignificant and collection of the related receivable is probable, which typically is upon shipment. The Company defers from three to six percent of the revenues, excluding certain accessories, from each Sinterstation System sale to cover the cost of a one-year warranty period. This deferred amount represents the Company's estimate of the cost of providing such warranty and preventive maintenance service and is recognized ratably as service and support revenue over the 12-month warranty period. Upon expiration of the 12-month warranty period discussed above, the Company offers for sale to its customers an annual maintenance contract, the revenues from which are recognized ratably as service and support revenue over the related support period.

     In August 1998, DTM commenced delivery of a third generation selective laser sintering system platform, named the Sinterstation 2500plus. Manufacture of the previous system platforms, marketed as the Sinterstation 2000 and Sinterstation 2500, were discontinued in July 1998. With the introduction of the Sinterstation 2500plus, DTM has over the past year introduced a completely new generation of platforms, sintering materials and sintering processes. The Company believes that the increased demand for its products beginning in the second quarter of 1998 is a result of the new sintering materials that were introduced in the previous ten months. However, there can be no assurance that this increased demand will continue.

     The introduction of the new Sinterstation 2500plus in August of 1998 was the culmination of a year-long project to design a system with a lower manufactured cost that would permit the Company to be more price competitive while improving its gross margins. Mainly as a result of the Sinterstation 2500plus, fourth quarter 1998 total gross margins improved to 51.4% from 42.2% in the fourth quarter of 1997. These higher gross margins allowed the Company to become profitable in the fourth quarter of 1998.

     Revenues for 1998 were at record levels. Overall, 1998 revenues overcame a weak first quarter and increased by 10% over the prior year.

     The Company has been attempting to remedy the softening in North American demand that the Company experienced in mid-1997 through the introduction of second generation sintering materials for functional prototyping, short-run tooling and long-run tooling applications. In 1998, revenues derived from North American customers were up 29% over 1997.

     Internationally, 1998 revenues derived from European customers were up 21% over 1997. Revenues derived from customers in the Pacific Rim were down 34% from 1997, due to the economic conditions in that region.

Results of Operations

     The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues and certain cost of sales data as a percentage of respective product revenues and service and support revenues.


                                                                   Year Ended December 31,
                                                             1998           1997           1996
                                                          -----------------------------------------
             Revenue:
                 Products................................       87.0 %        89.0 %          90.5 %
                 Service and support.....................       13.0 %        11.0 %           9.5 %
                                                          -----------    ----------    ------------
                                                               100.0 %       100.0 %         100.0 %
             Gross Profit:
                 Products margin..........................      42.6 %        43.1 %          41.0 %
                 Service and support margin...............      38.9 %        31.2 %          38.3 %
                                                          -----------    ----------    ------------
                 Gross profit............................       42.1 %        41.8 %          40.7 %
                                                          -----------    ----------    ------------

             Operating expenses:
                 Selling, general and administrative.....       41.0 %        41.8 %          40.9 %
                 Research and development................       12.7 %        19.2 %          17.6 %
                 Provision for litigation settlement.....        6.1 %         -               -
                 Stock compensation (EAP)................        -            11.6 %           -
                                                          -----------    ----------    ------------
                                                                59.8 %        72.6 %          58.5 %
                                                          -----------    ----------    ------------
             Operating loss..............................      (17.7)%       (30.8)%         (17.8)%

             Other income (expense):
                 Interest expense, net...................       (0.2)%        (1.3)%          (4.4)%
                 Gain on asset sales.....................        1.5 %         -                -
                 Cost of discontinued registration.......        -             -              (3.1)%
                                                          -----------    ----------    ------------
                                                                 1.3 %        (1.3)%          (7.5)%
                                                          -----------    ----------    ------------

             Loss before income tax......................      (16.4)%       (32.1)%         (25.3)%

             Income tax (expense) benefit................       (0.1)%         3.3 %           6.9 %
                                                          -----------    ----------    ------------
             Net loss....................................      (16.5)%       (28.8)%         (18.4)%
                                                          ============   ==========    ============

     Revenues. Revenues increased 9.8% to $27.8 million in 1998 as compared to $25.3 million in 1997 and $24.4 million in 1996. The growth in revenues in 1998 was attributable to market growth in North America as domestic revenues grew by 29.3% to $13.0 million and international revenues declined by 3.0% to $14.8 million. This decline in international revenues was, primarily, due to the economic conditions in the Pacific Rim countries. The growth in 1998 occurred in the last three quarters of 1998, with revenues contracting in the first quarter of 1998. The growth in revenues in 1997 was attributable to market growth internationally as revenues derived internationally grew by 26.9%, while revenues derived from customers in North America declined by 18.7%. The growth in 1997 occurred in the first two quarters of 1997, with revenues contracting in the last two quarters of 1997. See "Selected Quarterly Results" below. Unit volumes of Sinterstation Systems and most powdered materials increased during 1998 and 1997.

     As stated above, the Company's 1998 international revenues were $14.8 million, or 53.2%, of total revenues, compared to 60.2% and 49.3% of total revenues in 1997 and 1996, respectively. Germany was the only foreign country from which more than 10% of the Company's revenues were derived. Revenues derived from German customers amounted to 23%, 27% and 23% of total revenues in 1998, 1997 and 1996, respectively. Except for sales occuring in Germany, Japan and the United Kingdom, the Company's international revenues were primarily denominated in U. S. dollars. The Company does not hedge all of its foreign currency exchange rate risk. The effect of foreign exchange rate fluctuations on exchange transactions and translation of foreign operations did not have a significant impact on the Company's operating results in any period. However, in 1998 and 1997 DTM did experience downward pressure on its international prices as the U.S. dollar strengthened significantly against most European and Asian currencies. If this strengthening continues, the Company expects continued downward pressure on the Company's sales prices in the international markets.

     Revenues in past periods may not be indicative of revenues in the future, which may be affected by other business environment and risk factors previously discussed, as well as other factors included elsewhere herein.

     Gross Profit. Gross profit was $11.7 million, or 42.1%, of revenue, in 1998, compared to $10.6 million, or 41.8%, and $9.9 million, or 40.7%, of total revenues in 1997 and 1996, respectively. The gross profit increases in 1998 and 1997 were due to sequentially higher worldwide unit volume each year. The gross margin percentage increases in 1998 and 1997 were affected primarily by a product mix shift toward powdered materials, including increased volumes of nylon powders. The 1998 gross margin would have been 44.5% had it not been depressed by an inventory write off of $675,000 in the second quarter of 1998 caused by new product introductions. The 1998 gross margin improved to 51.4% in the fourth quarter of 1998, reflecting a full quarter shipment of the new Sinterstation 2500plus. The service and support gross margin in 1998 returned to 1996 levels, primarily due to reduced travel costs of servicing certain international customers as a result of using more on-site employees.

     The Company believes there is a risk that gross margin percentages may decline in the face of the strong U.S. dollar. Other factors, including changes in material and labor costs, may also have an adverse effect on gross margins. Past gross margins are not necessarily indicative of future gross margins.

     Selling, General and Administrative Expense. Selling, general and administrative expense was $11.4 million or 41.0% of revenues in 1998, compared to $10.6 million or 41.8% of revenues and $10.0 million or 40.9% of revenues in 1997 and 1996, respectively. The increase in both 1997 and in 1996 was primarily related to the increased costs associated with sales and sales support staffs and commission expense resulting from higher sales levels. Selling, general and administrative expense may vary as a percentage of revenues in the future.

     Research and Development Expense. Research and development expense decreased by 27.4% to $3.5 million in 1998, from $4.9 million in 1997 and $4.3 million in 1996. As a percentage of revenues, research and development expense was 12.7%, 19.2% and 17.6% in 1998, 1997 and 1996, respectively. The higher 1997 expense levels were, primarily, due to initial design and prototype cost associated with multiple significant new product development projects that were commenced in 1997 and culminated in 1998 with the introduction of several new material systems and the new Sinterstation Model 2500plus. The Company plans to continue its commitment to research and development in 1999, as the Company believes that the markets for its products are characterized by technological innovation for hardware, software and powdered materials. Research and development expense may increase in absolute dollars in future periods, and such expenditures may vary as a percentage of sales. There can be no assurance that the Company's research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be affected by other factors.

     Provision For Litigation Settlement. In 1998, DTM settled the shareholder class action lawsuit pending against it. The charge to its second quarter statement of operations in the amount of $1.7 million, consisted of $3.0 million, the proposed value of the settlement, and $200,000 in other costs, net of the insurance recovery of $1.5 million. See Item 5 of Quarterly Report on Form 10-Q for the Period Ended June 30, 1998, filed on August 12, 1998.

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

     Interest Expense. Net interest expense for 1998 was $48,000, a decrease of $277,000 compared to interest expense of $325,000 for 1997 and $1.1 million for 1996. This reflects the decrease in the average daily balance of the Company's outstanding indebtedness stemming from the repayment of substantially all outstanding indebtedness in May 1997 from the proceeds of the IPO.

     Gain on Sale of Assets. In the third and fourth quarters of 1998, the Company sold used Sinterstation Model 2500 and Model 2000 systems under a previously announced program to sell systems that had been used internally for development and support activities or under a discontinued rental program. The Company recognized a net gain of $424,000 on those sales in 1998.

     Cost of Discontinued Registration. In the fourth quarter of 1996, the Company expensed $752,000 of legal, accounting and other professional services related to an attempted initial public offering, which was commenced in 1996 and postponed.

     Income Taxes. As a result of its tax sharing arrangement with BFGoodrich, its then controlling shareholder, the Company was allocated an income tax benefit of $827,000 in 1997 and $1.7 million in 1996. In May 1997, BFGoodrich's ownership interest fell below 80% and such benefits were no longer available to the Company. In the fourth quarter of 1997, the Company recorded the final accounting for this tax allocation arrangement.

     Net Loss. The Company had net losses, excluding special charges, of $2.2 million, $5.2 million and $4.5 million in 1998, 1997 and 1996, respectively. The $3.0 million decrease in net loss from 1997 to 1998 was primarily due to increased product and service revenues, improved gross margins on Sinterstation systems, reduced research and development expense, reduced interest expense and gains from the sale of internally used Sinterstation Systems. Operating results for 1998 included a special charge of $1.7 million for the estimated cost of settling the shareholder class action litigation and $675,000 of an inventory write-off relating to new product introductions. The operating results for 1997 were adversely affected by a special charge of $2.9 million arising from the conversion of stock appreciation rights by DTM employees in connection with the Company's IPO in May 1997. Additionally, operating results for 1997 were benefited from $827,000 of tax credits allocated from the Company's parent. The allocation of income tax benefits ended with the Company's IPO in May 1997. Net loss, including special charges, for 1998 was $4.6 million, compared to $7.3 million in 1997 and $4.5 million in 1996.

Selected Quarterly Results

     The following table sets forth certain unaudited quarterly results of operations for the three-month periods ended March 31, 1997 through December 31, 1998. This information has been presented on substantially the same basis as the audited consolidated financial statements appearing elsewhere herein. The unaudited quarterly results of operations should be read in conjunction with the Company's audited consolidated financial statements and related notes. The quarterly financial information presented herein should not be relied upon as an indication of future quarterly performance. In 1998, the quarterly increase (decrease) in revenues in comparison to the comparable period in the prior year was (27.3)%, 10.0%, 106.9% and 12.4% in the first, second, third and fourth quarters, respectively. In 1997, the quarterly increase (decrease) in revenues in comparison to the comparable period in the prior year was 38.6%, 22.4%, (24.5)% and (17.5)% in the first, second, third and fourth quarters, respectively.

                                                                    March      June     September     December
                                                                  -----------------------------------------------
                                                                     (In thousands, except per share amounts)
   1998:
      Revenues...................................................  $ 5,834    $ 7,479    $ 5,902       $ 8,580
        Cost of sales............................................    3,427      5,113      3,381         4,173
        Gross margin.............................................     41.3%      31.6%      42.7%         51.4%
        Selling, general and administrative......................    2,747      2,604      2,876         3,160
        Research and development.................................      988        855        850           845
        Provision for litigation settlement......................        -      1,700          -             -
        Interest expense (income), net...........................        6         14         10            18
        Net gain on sale of assets...............................        -          -       (258)         (166)
        Tax expense (benefit)....................................        -          -          -            30
                                                                  ===============================================
      Net income (loss)..........................................  $(1,334)   $(2,807)   $  (957)       $  520
      Net income (loss) per common share - basic.................  $ (0.21)   $ (0.45)   $ (0.15)       $ 0.08
                                                                  ===============================================

   1997:
      Revenues...................................................  $ 8,023    $ 6,799    $ 2,852       $ 7,634
        Cost of sales............................................    4,541      4,051      1,714         4,415
        Gross margin.............................................     43.4%      40.4%      39.9%         42.2%
        Selling, general and administrative......................    2,957      3,066      2,266         2,290
        Research and development.................................    1,133      1,260      1,203         1,275
        Stock compensation  (A)..................................        -      2,927          -             -
        Interest expense (income), net...........................      300         61        (39)            3
        Tax expense (benefit) (B)................................     (197)      (310)        29          (349)
                                                                  ===============================================
      Net loss...................................................   $ (711)   $(4,256)   $(2,321)      $     -
                                                                  ===============================================
      Net income (loss) per common share - basic (C).............   $(0.22)   $ (0.82)   $ (0.37)      $     -
                                                                  ===============================================

-----------------------------------------------
(A) This item is a non-cash stock compensation charge incurred in connection with the May 1997 IPO.
(B) Tax benefit is an allocation from majority shareholder and is no longer available after May 1997. A final accounting was made in the three months ended December 31, 1997.
(C) Annual net loss per share does not equal the sum of the individual quarters due to differences in the average number of shares outstanding during the respective periods.

Liquidity and Capital Resources


     During 1998, operating activities used $1.3 million in net cash, compared to a use for such purposes of $3.0 million in 1997 and $4.1 million in 1996. The 1998 cash flows from operating activities would have been positive had it not been for settlement and legal expenditures of $1.9 million on the two lawsuits that were settled in 1998. In 1998, inventory levels and collection cycles returned to normal levels from the higher levels experienced in 1997 as result of a soft North American market.

     Accounts receivable, less allowance, represented approximately 54 days of quarter sales at December 31, 1998, compared to 59 days at December 31, 1997. Inventory, less allowance, represented approximately 75 days on hand at December 31, 1998, compared to 119 at December 31, 1997.

     The Company's investing activities include expenditures for patents and licenses, capitalized software costs and furniture and equipment, principally consisting of the Company's Sinterstation Systems built for internal use and rental purposes. Capital expenditures for 1998 of $1.7 million included the first quarter 1998 acquisition of $568,000 of Sinterstation 2500plus Systems for internal use in support of the new platform and older models for support and a now discontinued rental program. In the third quarter, the Company recognized $568,000 in proceeds from the sale of the previously mentioned Sinterstation 2500plus Systems to a leasing company and then leased them back under an operating lease. The sale/leaseback transaction for the Sinterstation 2500plus Systems represents off balance sheet financing that will be partially repaid over the next two years. Operating expenses for the next two years are not significantly affected by this sale/leaseback transaction. Also in the third and fourth quarters of 1998, the Company recognized $808,000 in proceeds from the sale to customers of older model Sinterstation Systems that had been used internally or in the rental program. Thus after these transactions, net cash used by investing activities was approximately $346,000, $1.7 million and $3.0 million for 1998, 1997 and 1996, respectively.

     For 1999, the Company has planned for approximately $800,000 in capital expenditures. This includes an additional Sinterstation 2500plus System to support the new platform and Year 2000 compliance expenditures. The Company intends to fund this additional investment from operations as well as from any proceeds from the sale of older model internally used systems. The Company continues to market its refurbished Model 2000/2500 program. Any income resulting from these sales will be recognized as proceeds from the sale of assets.

     At December 31, 1998, the Company had a $2.0 million line of credit with Chase Bank, Texas NA, expiring in April 1999. At December 31, 1998, there were no amounts outstanding on this line of credit. Borrowings under this line of credit bear interest at prime minus 1.5% and were guaranteed by BFGoodrich, the then controlling shareholder. Due to the change in control of the Company that occurred on February 12, 1999, this credit line is no longer available to DTM.

     On February 12, 1999, the Company received a commitment from a bank to replace the line of credit with a temporary spot factoring line while it negotiates a permanent line of credit.

     At December 31, 1998, the Company's only indebtedness was its advance from BFGoodrich in the amount of $909,000. In connection with the February 12, 1999 change in control, Proactive, the new shareholder, informed the Company that it had acquired the Company's liability to BFGoodrich in the amount of approximately $909,000. This liability is currently non-interest bearing and is due on demand. Proactive has informed the Company that it intends to require formalization of this indebtedness on commercial terms.

     The Company believes that it has the financial resources needed to meet business requirements, including capital expenditures, working capital requirements, the debt obligations outstanding and operating lease commitments for facilities and equipment through December 31, 1999. However, there can be no assurance that this will be the case.

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

     The Company has begun to develop a plan to upgrade or replace its internal information technology to comply with Year 2000 requirements and begun to evaluate packaged software solutions to assess Year 2000 compliance. The Company currently expects this compliance project to be substantially completed by mid-1999 and to cost between $50,000 and $150,000. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. The Company does not expect this project to have a significant effect on its operations. As of December 31, 1998, approximately $20,000 has been expensed. Such expenses are being funded through operating cash flows. In a worst case scenario, the Company believes its information systems might not properly account for amounts due from customers or due to suppliers at the end of 1999 and the preparation of its financial statements may be delayed.

     The Company has performed an evaluation of its non-information systems (embedded technology such as microcontrollers) and does not believe that it has significant exposures in this area with respect to the Year 2000 issue.

     The Company has not made inquiries of its key vendors as to their status with respect to the year 2000 compliance issues. There can be no assurance that Year 2000 compliance issues at these vendors may not cause these vendors to disrupt the Company's production plans.

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

     The estimates and conclusions set forth herein regarding Year 2000 compliance contain certain forward-looking statements and are based on management's estimates of future events and information provided by third parties. There can be no assurance that such estimates and information provided will prove to be accurate. Risks to completing the Year 2000 compliance project include the availability of resources, the Company's ability to discover and correct potential Year 2000 problems and the ability of suppliers and other third parties to bring their systems into Year 2000 compliance.

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

Limited Operating History and Lack of Profitability

     The Company was incorporated in 1987 and shipped its first Sinterstation Systems in 1992. The Company only became profitable in the fourth quarter of 1998. Prior to the fourth quarter of 1998, the Company had been unprofitable from its inception; most recently recognizing net losses of approximately $7.3 million for the year ended December 31, 1997 and $5.1 million for the nine months ended September 30, 1998. There can be no assurance that the Company can achieve, or if it achieves, maintain, profitability in the future.

Possible Delisting of Securities from The Nasdaq National Market; Limited Liquidity of Trading Market

     Shares of the Company's Common Stock are quoted on the National Market System ("NMS") of The Nasdaq Stock Market ("Nasdaq"). Nasdaq has recently promulgated new rules that make continued listing of companies on the NMS more difficult and has significantly increased its enforcement efforts with regard to the Nasdaq standards for such listing. The Company has been having difficulty maintaining one such standard, the $5.0 million market value of public float requirement. Public float is defined for purposes of this calculation as shares that are not held directly or indirectly by any officer or director of the Company or any person who is the beneficial owner of more than 10 percent of the total shares outstanding. On March 29, 1999, the Company's public float was believed to be no less than 3,464,146 shares of Common Stock and the minimum bid price was $1.25 per share. This resulted in a market value of public float of $4.3 million. The Company plans to seek an appeal of any attempt by Nasdaq to delist the Company's securities. However, there can be no assurance that such an appeal would be successful and, therefore, that the Company could avoid having its securities delisted.

     In addition, Nasdaq also requires companies whose stock is included for quotation on the NMS maintain $4,000,000 in net tangible assets and a minimum bid price of $1.00. As of December 31, 1998, the Company had net tangible assets of $4,831,000, for such purpose. However, during the fourth quarter of 1998, the Company failed to maintain a minimum bid price of $1.00. While the Company believes it is currently in compliance with these standards, if the Company fails to continue to satisfy these requirements, its Common Stock may be delisted from the NMS.

     If the Company is delisted from the NMS, it may choose to list its Common Stock on the Nasdaq SmallCap Market, the OTC Bulletin Board or some other quotation medium, such as the Pink Sheets, depending on its ability to meet the specific listing requirements. If the Company is delisted from the NMS, it is unlikely that the Company would be able to have its Common Stock included for quotation on the Nasdaq SmallCap Market. As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations of the price of, the Company's Common Stock.

     Additionally, if the Company's Common Stock is not traded on a national securities exchange or on Nasdaq, it may be subject to so-called "penny stock" rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, the delisting of the Company's Common Stock from the NMS could adversely affect the ability or willingness of broker-dealers who sell or make a market in the Company's Common Stock and the ability of investors of the Company's Common Stock to sell their securities in the secondary market. Such delisting may also have the adverse effect of reducing the visibility, liquidity and prestige of the Company's Common Stock.

Future Capital Needs; Uncertainty of Additional Financing; Possibility of Significant Dilution

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

     Future operating results will depend, in part, on the Company's ability to obtain and manage capital sufficient to finance its business. To the extent that funds expected to be generated from the Company's operations are insufficient to meet current or planned operating requirements or to maintain its listing on the Nasdaq NMS, the Company will seek to obtain additional funds through bank facilities, equity or debt financing, collaborative or other arrangements with corporate partners and others from other sources. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. If adequate funds are not available, the Company may be required to delay or to eliminate certain expenditures or to license to third parties the rights to commercialize technologies that the Company would otherwise seek to develop itself. In addition, in the event that the Company obtains any additional funding, such financing may have a substantially dilutive effect on the holders of the Company's securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"

Quarterly Fluctuations in Operating Results

     The Company's revenues and operating results have varied substantially from quarter to quarter and may continue to do so. DTM typically experiences a relatively long lead-time, often from six to 24 months, to complete a Sinterstation System sale and has historically experienced no backlog. Furthermore, new product introductions, seasonality of customer buying patterns and other factors can cause fluctuations in quarterly results. These fluctuations have precluded, and may continue to preclude, the Company from managing its inventories effectively from quarter to quarter. Further, a majority of the sales of the Company's Sinterstation Systems occur at the end of the quarter, often in the last weeks of the quarter. Accordingly, the Company's ability to forecast the timing and amount of specific sales is limited, and the deferral or loss of one or more significant sales could materially adversely affect operating results in a particular quarter. The current 12-week manufacturing cycle of the new Sinterstation System Model 2500plus negatively impacts the Company's ability to control its inventories. The failure of the Company to complete a particular Sinterstation System sale in any given quarter can have a material adverse effect on the Company's business and financial performance for that quarter and quarterly fluctuations could cause a material adverse effect on the price at which the Company's Common Stock trades. The tendency for a large number of the Company's sales made during a quarter to be completed at or near the end of the quarter also hinders the Company's ability to predict sales, control sales prices and enforce its standard terms.

Emerging Rapid Protyping Market

     The market for rapid prototyping products and services, such as those marketed by the Company, is in an early stage of development and includes multiple, competing technologies, many of which are not yet fully developed. Participants in this market are moving to address new applications, many of which may not yet be known or accepted by potential users. Rapid prototyping requires that a CAD file describe a design. Organizations who are not using CAD are not, generally, potential customers for rapid prototyping products and services. Significant education of the end user in both CAD modeling and rapid prototyping in general has in some cases been a prerequisite to product acceptance. It is not clear at this time which one or more technologies will gain broad market acceptance. There can be no assurance that DTM will emerge as a market leader, or even a major market participant, as the market evolves and matures.

Emerging Rapid Tooling Market

     The market for rapid tooling products and services, such as those marketed by the Company, is in an even earlier stage of development than rapid prototyping. Participants in this market, including the Company, are moving to address new applications, many of which may not yet be known or accepted by potential users. The companies who use traditional machining methods to make tooling have made large capital investments in traditional equipment and have mature infrastructures for doing so. They may be highly resistant both on financial and cultural bases to adopting new technologies. There can be no assurance that rapid tooling technologies will evolve to the point that the perceived value will overcome those obstacles. There can be no assurance that DTM will emerge as a market leader, or even a major market participant, as the market evolves and matures.

Competition

     The market for rapid prototyping systems is intensely competitive. In marketing its Sinterstation Systems, the Company experiences competition from many sources. Certain of the Company's competitors are better known and have greater financial, research and development, production and marketing resources than DTM. The principal worldwide competitors are 3D Systems Corporation and Stratasys, Inc. EOS GmbH is a significant competitor outside of North America. Competition has increased as a result of the introduction of new products or product enhancements by these competitors and the entry into the industry by other companies. Increased competition has in the past resulted, and may in the future continue to result, in price reductions, reduced margins and loss of market share, all of which have materially adversely affected the Company's business and financial results.

Limited Product Company

     The Company currently offers one model of Sinterstation Systems for sale. The sale of Sinterstation Systems comprised 61% of revenues in the year ended December 31, 1998 and 66% of revenues in each of the years ended December 31, 1997 and 1996. The remaining revenues were comprised of sales of powdered sintering materials, spare parts and services to the installed base of Sinterstation owners. Sinterstation Systems are priced at the premium end of the range of today's rapid prototyping products and are sold on the basis of performance and suitability to specific applications. In a downturn or a soft market, the Company's dependence upon a limited range of products, as opposed to a wide range of products at different price points, has caused the Company's financial performance to be adversely affected and may continue to do so.

Intellectual Property And Proprietary Rights

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

     In addition, the Company can give no assurance that the issued patents to which it holds rights will be adequate to protect its interests or, if challenged, held valid. The Company's competitors could develop non-infringing systems, materials or technologies that are equivalent or superior to those of the Company. A competitor currently does and others also may practice technology covered by DTM's patents or other legal or contractual protections regardless of the fact that it is legally protected. Any litigation to enforce the Company's intellectual property rights would be expensive, time-consuming, may divert management resources and may not be adequate to protect the Company's business. While DTM defends its intellectual property vigorously, there can be no assurance that it will be successful in its various litigation in many countries. If the Company were unsuccessful in enforcing its intellectual property rights or other contractual rights in the context of third-party offers to sell selective laser sintering systems or sintering powders or if the Company were found to have violated state or federal antitrust laws, the Company's future revenues might be adversely affected. For example, a court granted a temporary summary judgment against the Company in 1997, ruling that a customer had been given an implied personal license by DTM to one of DTM's patented sintering materials. Although the summary judgment was stayed in connection with a settlement agreement in this case, there can be no assurance that intellectual property claims against the Company in the future will not have a material adverse effect on the Company's business, financial performance and results of operations.

     Furthermore, unrelated third parties hold many patents and pending patent applications under which the Company is not a licensee that relate to the design and manufacture of rapid prototyping systems and materials. If such a third party brought infringement litigation against the Company, and if the Company was not successful in defending such litigation or in obtaining a license, the Company's business and financial performance could be materially adversely affected. The Company has been threatened with such litigation by a competitor.

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

Dependence on Key Personnel

     The Company's success depends to a substantial extent on a relatively few key management employees. Losing the services of one or more key employees could have a material adverse effect on the Company's business and financial performance. The Company's success also depends on its ability to continue to attract highly talented technical personnel. Candidates with appropriate training and expertise may be in short supply in the geographic areas where the Company is attempting to recruit personnel. The Company has put in place incentive compensation plans intended to provide motivation for continued employment of key employees. However, the exercise prices of employee stock options are currently above market value and, management incentive goals have not been met for the past three years and certain sales force incentive goals were not met last year. This has resulted in reduced incentive compensation for Company employees. During the last half of 1997, several executive officers left the Company. The Company can give no assurance that it will be able to retain employees or continue to attract, assimilate and retain other skilled personnel.

Dependence on Third Party Suppliers

     The Company subcontracts for manufacture of Sinterstation System components, powdered sintering materials and accessories from single-source, third-party suppliers. A disruption in supply or failure of a supplier to remain competitive in functionality or price could have a material adverse effect on the Company's sales or reputation for timely delivery, and, hence, on the Company's business, financial performance and results of operations.

International Operation

     Revenues from customers located outside the U.S. represented 53%, 60% and 50% of the Company's total revenues in 1998, 1997 and 1996, respectively. The Company believes that continued growth and profitability will require expansion of its sales in international markets. This expansion may be costly and time-consuming and may not generate returns for a significant period of time, if at all.

     Fluctuations in exchange rates as well as interest rates have significantly affected DTM's sales in foreign markets. In particular, a strengthening U.S. dollar has adversely affected the price competitiveness of DTM's products and services in the international markets. A significant and increasing portion of international sales are denominated in currencies other than U.S. dollars, thereby exposing the Company to gains and losses on non-U.S. currency transactions. There can be no assurance that any hedging activity by the Company to limit currency exchange risk will be successful in avoiding exchange-related losses. Nor can there be assurance that the Company's exposure to risks associated with international operations will not continue to have a material adverse effect on its liquidity, capital resources and results of operations. The regulatory environment, including import/export laws, protective trade policies and currency controls of foreign governments, also could materially adversely affect the Company's business and financial performance.

     During the last six months of 1997 and continuing through 1998, the Pacific Rim region has experienced unstable local economies and significant devaluation in local currencies. Sales to customers in this region constituted approximately 16% of total revenues in 1998, compared to 26% in 1997 and 17% in 1996. Instabilities may continue to worsen, which could have a material adverse effect on the Company's business, financial performance and results of operations.

Control of the Company

     Proactive currently controls approximately 47.7% of the outstanding Common Stock. At this percentage, Proactive could control elections of the Company's Board of Directors and could control or substantially affect the outcome of most matters submitted to the Company's shareholders for their vote or consent. Proactive could also cause, prevent or delay a change in control of the Company.

Product Liability

     Products as complex as those offered by the Company may contain undetected defects or errors when first introduced or as enhancements are released that, despite testing by the Company, are not discovered until after the product has been installed and used by customers, which could result in delayed market acceptance of the product or damage to the Company's reputation and business. The Company attempts to include provisions in its agreements with customers that are designed to limit the Company's exposure to potential liability for damages arising out of defects or errors in the Company's products. However, the nature and extent of such limitations vary from customer to customer and it is possible that such limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future. The sale and support of the Company's products entails the risk of product liability claims. Any such claim brought against the Company, regardless of its merit, could result in material expense to the Company, diversion of management time and attention, and damage to the Company's business reputation and its ability to retain existing customers or attract new customers.

Year 2000 Compliance

     The Company has begun an evaluation of its internal information technology and non-information systems to assess Year 2000 compliance and has a plan to bring all such systems into compliance by mid-1999. There can be no assurance that the project will identify and address all significant Year 2000 problems in a prompt and cost-effective manner. Furthermore, the Company has not adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner. A delay in completion of the Company's compliance project or any unforeseen Year 2000 problems, if not fixed, could have a material adverse effect on the Company's business financial condition and results of operations.

Possible Issuance of Preferred Stock

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

Shares Eligible for Future Sale; Probable Resale of Common Stock Issued in connection with Settlement of Shareholder Class Action Litigation

     Sales of shares of Common Stock into the market by Proactive, employees exercising options or recipients of shares to be distributed in settlement of the Company's shareholder class action litigation escrow could cause a decline in the price of such stock. The shares of the Common Stock owned by Proactive will be freely tradeable, subject to the resale limitations of Rule 144, as promulgated by the U.S. Securities and Exchange Commission, that are applicable to an affiliate of the Company, after a minimum of one year has elapsed from the date on which Proactive acquired such shares. In addition, if the Company purposes to register any of its securities under the Securities Act of 1933, as amended, whether for its own account, for the account of other shareholders or both, Proactive is entitled to notice of such registration and is entitled to include its shares of the Company's Common Stock in the registration.

     DTM employees hold immediately exercisable options to purchase 417,000 shares of Common Stock. The Company registered the issuance and the sale of the shares of Common Stock that would be issued upon exercise of options under the stock option plans on a Form S-8 Registration Statements. As a result, the Common Stock acquired by employees of DTM upon exercise of options outstanding under the stock option plans will be freely tradeable (subject to compliance with certain provisions of Rule 144, in the case of affiliates of the Company).

     The non-cash component of the settlement of the shareholder class action resulted in the issuance of 334,485 shares of the Company's Common Stock into a settlement escrow on February 4, 1999. Such shares are freely tradable. The escrow agent has advanced the Company, that the escrow agent intends to sell such shares prior to the planned May 1999 distribution to the recipients of the settlement sales of Common Stock into the market by the escrow agent or, if distributed the recipients of the settlement could cause a decline in the price of such stock.

Market Volatility

     The Company's Common Stock is listed on the Nasdaq National Market. Historically, the stock market has experienced volatility that has particularly affected the market price of common stock of technology-related companies. That volatility sometimes has been unrelated to the operating performance of such companies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information related to quantitative and qualitative disclosure regarding market risk is set forth under the captions "Marketing and Customers" in Item 1 and in Management's Discussion and Analysis of Financial Condition and Results of Operations and the risk factors under Item 7 above. Such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Consolidated Financial Statements
                                                                                                   Page
Report of Independent Auditors                                                                         29
Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996             31
Consolidated Balance Sheets as of December 31, 1998 and 1997                                           32
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31,
  1998, 1997 and 1996                                                                                  34
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996             35
Notes to Consolidated Financial Statements                                                             36

                      [This page left intentionally blank]

                        Report of Independent Auditors


Board of Directors and Shareholders
DTM Corporation

We have audited the consolidated balance sheets of DTM Corporation and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DTM Corporation and its subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                               Ernst & Young LLP

Austin, Texas
February 5, 1999, except for
  Note 14 as to which the date
  is February 19, 1999

                      [This page left intentionally blank]

                                DTM Corporation

                     Consolidated Statements of Operations
                     (In thousands, except share amounts)



                                                                            Year ended December 31,
                                                                1998                 1997                 1996
                                                            ----------------------------------------------------

Revenue:
 Products                                                   $   24,168           $   22,530           $   22,070
 Service and support                                             3,627                2,778                2,309

                                                                27,795               25,308               24,379
Cost of sales:
 Products                                                       13,878               12,809               13,021
 Service and support                                             2,216                1,912                1,424
                                                            ----------------------------------------------------
                                                                16,094               14,721               14,445
                                                            ----------------------------------------------------

Gross profit                                                    11,701               10,587                9,934

Operating expenses:
 Selling, general and administrative                            11,387               10,579                9,980
 Research and development                                        3,538                4,871                4,292
 Provision for litigation settlement                             1,700                    -                    -
 Stock compensation (EAP)                                            -                2,927                    -
                                                            ----------------------------------------------------
                                                                16,625               18,377               14,272
                                                            ----------------------------------------------------
Operating loss                                                  (4,924)              (7,790)              (4,338)

Other income (expense):
 Interest expense, net                                             (48)                (325)              (1,066)
 Gain on sale of assets - net                                      424                    -                    -
 Cost of discontinued registration                                   -                    -                 (752)
                                                            ----------------------------------------------------
                                                                   376                 (325)              (1,818)
                                                            ----------------------------------------------------


Loss before income taxes                                        (4,548)              (8,115)              (6,156)
Income tax (expense) benefit                                       (30)                 827                1,667
                                                            ----------------------------------------------------
Net loss                                                    $   (4,578)          $   (7,288)          $   (4,489)
                                                            ====================================================

Net loss per common share  basic                            $    (0.73)          $    (1.45)          $    (1.38)
                                                            ====================================================

Weighted-average number of shares outstanding                6,286,851            5,034,183            3,243,391
                                                            ====================================================


See accompanying notes.

                                DTM Corporation

                          Consolidated Balance Sheets
                     (In thousands, except share amounts)



                                                                                       December 31,
                                                                                 1998               1997
                                                                            --------------------------------

Assets
Current assets:
 Cash                                                                          $   429            $ 2,050
 Accounts receivable, less allowance of $416 in 1998
   and $495 in 1997                                                              5,186              4,981
 Inventory                                                                       3,456              5,839
 Prepaid expenses and other                                                        262                404
                                                                            --------------------------------
Total current assets                                                             9,333             13,274

Property, plant and equipment:
 Sinterstation systems                                                           2,857              3,665
 Other machinery and equipment                                                   4,051              3,972
 Leasehold improvements                                                          1,428              1,336
 Office furniture                                                                  382                365
                                                                            --------------------------------
                                                                                 8,718              9,338
Accumulated depreciation and amortization                                        7,330              7,039
                                                                            --------------------------------
                                                                                 1,388              2,299
Capitalized software development costs, net of accumulated
  amortization of $872 in 1998 and $517 in 1997                                    629                753

Patent and license fees, net of accumulated amortization of
  $1,373 in 1998 and $1,097 in 1997                                                956              1,080

Other assets                                                                         -                142
                                                                            --------------------------------

Total assets                                                                   $12,306            $17,548
                                                                            ================================

                                                                                      December 31,
                                                                                1998                1997
                                                                        ---------------------------------------
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                                             $  3,090            $  4,863
 Due to shareholder                                                                909                 909
 Deferred service revenues                                                       1,830               1,604
 Other deferred revenues                                                           200                   -
 Customer deposits                                                                 155                   -
 Employee and agent compensation                                                   891                 759
 Accrued litigation settlement - stock portion                                     400                   -
 Short-term borrowings                                                               -                 175
                                                                        ---------------------------------------
Total current liabilities                                                        7,475               8,310

Commitments and contingencies

Shareholders' equity:
 Common Stock, $.0002 par value: 60,000,000 shares authorized;
   6,286,851 issued and outstanding in 1998 and 1997                                 1                   1
 Additional paid-in capital                                                     53,161              53,161
 Accumulated deficit                                                           (48,335)            (43,757)
 Accumulated other comprehensive income (loss)                                       4                (167)
                                                                        ---------------------------------------
Total shareholders' equity                                                       4,831               9,238
                                                                        ---------------------------------------

Total liabilities and shareholders' equity                                    $ 12,306            $ 17,548
                                                                        =======================================


See accompanying notes.

                                DTM Corporation

                Consolidated Statements of Shareholders' Equity
                     (In thousands, except share amounts)

                                                                                                         Accumulated Other
                                                                           Additional      Accumulated     Comprehensive
                                                 Shares    Common Stock  Paid-in Capital     Deficit       Income (Loss)   Total
                                              --------------------------------------------------------------------------------------
Balance at January 1, 1996                      3,243,391       $1          $28,019         $(31,980)        $  42        $(3,918)

 Net loss                                               -        -                -           (4,489)            -         (4,489)
 Translation adjustment                                 -        -                -                -           (78)           (78)
                                                                                                                      --------------
 Comprehensive loss                                                                                                        (4,567)
                                                                                                                      --------------

                                              --------------------------------------------------------------------------------------


Balance at December 31, 1996                    3,243,391        1           28,019          (36,469)          (36)        (8,485)

 Net loss                                               -        -                -           (7,288)            -         (7,288)
 Translation adjustment                                 -        -                -                           (131)          (131)
                                                                                                                      --------------
 Comprehensive loss                                                                                                        (7,419)
                                                                                                                      --------------


 Conversion of shareholder debt                   187,500        -            1,500                -             -          1,500
 Issuance of common stock in public offering    2,852,191        -           20,707                -             -         20,707
 Stock compensation (EAP)                               -        -            2,927                -             -          2,927
 Exercise of common stock options                   3,769        -                8                -             -              8

Balance at December 31, 1997                    6,286,851        1           53,161          (43,757)         (167)         9,238

 Net loss                                               -        -                -           (4,578)            -         (4,578)
 Translation adjustment                                 -        -                -                -            171           171
                                                                                                                      --------------
 Comprehensive loss                                                                                                        (4,407)
                                                                                                                      --------------

                                              --------------------------------------------------------------------------------------
Balance at December 31, 1998                    6,286,851       $1          $53,161         $(48,335)         $   4       $ 4,831
                                              ======================================================================================


                                DTM Corporation

                     Consolidated Statements of Cash Flows
                                (In thousands)



                                                                           Year ended December 31,
                                                                    1998             1997             1996
                                                              --------------------------------------------------
Operating activities
Net loss                                                           $(4,578)        $ (7,288)         $(4,489)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                      1,929            2,341            2,170
  Provision for doubtful accounts                                        -              148              389
  Provision for obsolescence                                           675                -                -
  Provision for litigation settlement - non-cash portion               400                -                -
  Stock compensation (EAP) expense                                       -            2,927                -
  Gain on disposal of equipment                                       (424)               -                -
  Changes in assets and liabilities used in operating
   activities:
     Accounts receivable                                              (205)           2,076           (4,653)
     Inventory                                                       1,708           (1,004)          (2,692)
     Prepaid expenses and other assets                                 284              286              995
     Accounts payable and accrued expenses                          (1,773)          (3,097)             162
     Due to shareholder                                                  -              295            3,343
     Deferred service revenues                                         226              130              569
     Other deferred revenues                                           200                -                -
     Customer deposits                                                 155                -                -
     Employee and agent compensation                                   132              234               94
                                                              --------------------------------------------------
Net cash used in operating activities                               (1,271)          (2,952)          (4,112)

Investing activities
Purchases of machinery and equipment                                (1,339)            (889)          (1,898)
Capitalized software development costs                                (231)            (268)            (374)
Patent and license expenditures                                       (152)            (620)            (698)
Proceeds from sale of machinery and equipment                        1,376                -                -
                                                              --------------------------------------------------
Net cash used in investing activities                                 (346)          (1,777)          (2,970)

Financing activities
Proceeds from public stock offering                                      -           20,707                -
Proceeds from exercise of stock options                                  -                8                -
Proceeds from short-term borrowings                                      -              371            3,448
Repayments of short-term borrowings                                   (175)            (965)          (3,355)
Draws on line of credit from financial institutions                  1,800              800            2,840
Repayment on line of credit from financial institutions             (1,800)         (11,840)
Draws on line of credit from shareholder                                 -                -            3,800
Repayments of line of credit from shareholder                            -           (2,500)               -
                                                              --------------------------------------------------
Net cash provided by (used in) financing activities                   (175)           6,581            6,733

Effect of foreign exchange rate changes                                171             (131)             (78)
                                                              --------------------------------------------------

Net change in cash                                                  (1,621)           1,721             (427)
Cash at beginning of year                                            2,050              329              756
                                                              --------------------------------------------------
Cash at end of year                                                $   429         $  2,050          $   329
                                                              ==================================================

Noncash item:
 Conversion of shareholder debt to equity                          $     -         $  1,500          $     -


See accompanying notes

                                DTM Corporation

                  Notes to Consolidated Financial Statements

                               December 31, 1998


1. Organization and Significant Accounting Policies

     Organization

     DTM Corporation (the "Company") designs, develops, manufactures, markets and supports, on an international basis, rapid prototyping and rapid tooling systems and related powdered sintering materials and services. The DTM Corporation Sinterstation Systems and powdered sintering materials are based on proprietary and patented selective laser sintering technology. DTM Corporation was formed in November 1987, became a subsidiary of a large specialty chemicals company in 1990 and completed its initial public offering ("IPO") in May 1997. On February 12, 1999, the large specialty chemical company, referred to above, divested its remaining 47% interest in DTM to a partnership of independent investors (see also Note 14).

     The consolidated financial statements include the accounts of DTM and its subsidiaries, both of which are wholly-owned sales and service operations domiciled in Europe. All significant intercompany accounts and transactions have been eliminated.

     Although the Company reported its first quarterly profit in the fourth quarter of 1998, it incurred a full-year operating loss and generated negative cash flows from operating activities in 1998. The 1998 cash flows from operating activities were positive before the approximately $1,851,000 in expenditures relating to two lawsuits that were settled in 1998.

     Management has plans to improve the results of operations of the Company, which include a focus on increasing revenue through sales of a new generation of products and services. Based on management's cash flow projections for 1999, management believes that the Company will have sufficient working capital to operate the business during 1999. In the event that the Company requires borrowings to finance operations in 1999, the Company currently has a $2,000,000 line of credit with a bank (see Note 5).

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Inventory

     Inventories are carried at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method.

                                DTM Corporation

     Long-lived Assets

     The Company evaluates the carrying values of long-lived assets to determine if the facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined based on the undiscounted cash flows of the entity over the remaining amortization period, the carrying value of the long-lived assets will be reduced accordingly. No impairment adjustments have been necessary in 1998 or in previous years.

     Property, Plant and Equipment

     Internally used Sinterstation Systems and other machinery and equipment is stated at cost. Depreciation is computed on the straight-line method over the useful life of each asset, which lives range from three to five years. Leasehold improvements are amortized on the straight-line method over the life of the related lease or the useful life of the respective asset, whichever is shorter.

     Capitalized Software Development Costs

     The Company's principal products include a software component. Costs incurred in the development of software, once technological feasibility has been established but prior to general release to customers, are capitalized. Technological feasibility is established when a product design and working model of the software product have been completed and when the completeness of the working model and its consistency with the product design have been confirmed by testing. Amortization is provided on a product by product basis at the greater of amortization based on the estimated revenues of the products or the straight-line amortization over their estimated economic lives of not more than three years. DTM capitalized software development costs of $231,000, $268,000 and $374,000 during 1998, 1997 and 1996, respectively. Amortization expense of capitalized software development costs is included in cost of product sales in the consolidated statements of operations and amounted to $355,000, $363,000 and $369,000 during 1998, 1997 and 1996, respectively.

     Patent and License Fees

     Patent and license fees represent the costs associated with filing and maintaining patent applications and obtaining, maintaining and defending rights under patents under which DTM operates. DTM capitalized patent and license fees of $152,000, $620,000 and $698,000 during 1998, 1997 and 1996, respectively.
These fees are amortized for accounting purposes over a five-year estimated economic useful life utilizing the straight-line method and are included in selling, general and administrative expenses.

     Foreign Currency Translation

     The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from changes in exchange rates from year to year have been reported in other comprehensive income. The effect on the statements of income of transaction gains and losses is insignificant for all years presented.

                                DTM Corporation

     Foreign Currency Forwards

     DTM enters into export sales of Sinterstation Systems to third party customers that are denominated in foreign currencies. To hedge against exposures to changes in foreign currency exchange rates on such committed sales, the Company enters into foreign currency exchange contracts. This is currently done only on a sale by sale basis and only for contract periods that match the expected foreign currency collections from the sale.

     A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. For contracts that are designated and effective as hedges, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are recognized in revenues when the sale is recorded. Unrealized gains and losses from foreign currency exchange contracts resulting from changes in the spot exchange rate are included in the cumulative translation adjustment account as part of other comprehensive income (the deferral accounting method).

     Recognition of Revenue

     Revenues from the sale of Sinterstation Systems are recognized when title has transferred to the customer, when the Company's remaining obligations are insignificant and when collectibility of the related receivable is probable, which is upon shipment. The Company defers from three to six percent of the revenues, excluding certain accessories, from each Sinterstation System sale for warranty and preventive maintenance service. This deferred amount represents the Company's estimate of the cost of providing such warranty and preventive maintenance service and is recognized ratably as service and support revenue over the 12-month initial service and warranty period.

     Upon expiration of the 12-month initial service and warranty period discussed above, the Company offers for sale to its customers an annual maintenance contract. The deferred revenues from such maintenance contracts are recognized ratably as service and support revenue over the related support period.

     Net Loss Per Share

     The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted loss per share is similar to basic net loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Diluted net loss per share has not been presented as the effect of the assumed exercise of stock options, warrants and contingently issued shares is antidilutive due to the Company's net loss.

                                DTM Corporation

     Accumulated Other Comprehensive Income

     The sole component of accumulated other comprehensive income for all periods presented was currency translation adjustments.

     Advertising Costs

     The cost of advertising is expensed as incurred. The Company incurred $675,000, $482,000 and $757,000 in advertising costs during 1998, 1997 and 1996, respectively.

     Stock-Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretation. The Company has chosen this method because the Company believes that the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock option grants equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

     Impact of Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

2. Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts related to its trade accounts receivable. The activity in this allowance account for the years ended December 31, is as follows (in thousands):

                    Balance at      Charges to
                   Beginning of     Costs and                     Balance at End
                      Period         Expenses      Write-Offs        of Period
                   -------------------------------------------------------------

     1996              $263            $389           $ 12              $640
     1997               640             148            293               495
     1998               495               -             79               416

                                DTM Corporation

3. Inventory

     Inventory at December 31 consisted of the following (in thousands):

                                                1998                1997
                                              ---------------------------

     Raw materials and purchased parts        $1,809              $2,863
     Finished goods                            1,776               3,101
                                              ---------------------------
                                               3,585               5,964
     Reserve for inventory obsolescence         (129)               (125)
                                              ---------------------------
                                              $3,456              $5,839
                                              ===========================

4. Patent and License Agreements

     On December 3, 1987, the Company entered into a patent license agreement with the Board of Regents of The University of Texas System, whereby the Company is licensed to make, have made and sell products utilizing the selective laser sintering technology. In consideration of rights granted in the license agreement, the Company issued 20,442 shares of its common stock to The University of Texas System.

     The agreement provides for royalty payments in the amount of four percent of the Company's net sales for products covered by the license agreement (gross receipts net of commissions, returns, freight, discounts and sales taxes). Royalty expense, included in cost of sales, was $618,000, $552,000 and $676,000 during 1998, 1997 and 1996, respectively.

5. Financing Arrangements

     At December 31, 1998, DTM had no short-term debt outstanding. At December 31, 1997, DTM had $175,000 of short-term debt outstanding under the terms of a financing arrangement with a leasing company, which was repaid in 1998. The weighted average interest rates on outstanding short-term borrowings were 15 percent at December 31, 1997. The weighted average interest rates during 1998, 1997 and 1996 were 18, 18 and 21 percent, respectively. The debt was collateralized by certain equipment and accounts receivable.

     At December 31, 1998, the Company had a $2,000,000 line of credit with a bank, with no amounts outstanding, and guaranteed by its then controlling shareholder. Interest on borrowings under this line of credit was at prime minus 1.5%. Due to the change in control that occurred on February 12, 1999, this credit line is no longer available to the Company (see Note 14).

     In May 1997, in connection with the Company's IPO, the then outstanding borrowings under lines of credit from banks and a loan from its controlling shareholder were completely repaid.

     Interest paid in connection with all of the above financing arrangements was approximately $32,000 in 1998, $471,000 in 1997 and $1,079,000 in 1996.
Amounts paid for interest to the Company's then controlling shareholder were approximately $118,000 in 1997 and $153,000 in 1996.

                                DTM Corporation

6. Commitments and Contingencies

     DTM leases facilities and equipment under noncancelable operating leases. Total rent expense incurred under these leases was approximately $462,000, $378,000 and $332,000 during 1998, 1997 and 1996, respectively. Future minimum payments under these leases are as follows (in thousands):

               1999                                 $  471
               2000                                    398
               2001                                    275
               2002                                    275
               2003                                    275
               Thereafter                              936
                                                  ----------
                                                    $2,630
                                                  ==========

     As of December 31, 1998 and 1997, the Company had purchase commitments for inventory totaling approximately $1,800,000 and $3,425,000, respectively.

     In the ordinary course of business, the Company becomes involved in legal proceedings and claims. In one such instance, the Company has initiated patent infringement litigation in France, Germany and Italy against a competitor and against one of that competitor's customers. The Company also initiated patent infringement litigation in Japan against the competitor's distributor in the Pacific Rim. In each of these cases, the Company alleges that the competitor is selling rapid prototyping systems in Europe and Japan that make unauthorized use of selective laser sintering technology covered by the European and Japanese patents under which the Company has exclusive rights. The Company seeks injunctive relief plus damages. It is anticipated that this litigation will be pursued in conjunction with European and Japanese proceedings in which the competitor has opposed the validity of those European and Japanese patents. Hearings have begun in each of these lawsuits. It is not possible at this time to predict the outcome of these proceedings.

     In early 1998, the Company was informed by this competitor that it has obtained the worldwide right to enforce certain U.S. patents and that it may bring patent infringement litigation against the Company in the U.S. courts. If the competitor does initiate this litigation, the Company intends to vigorously oppose the action. It is not possible at this time to predict the outcome of this possible action. The Company believes that it is not infringing or has valid defenses and intends to contest this possible action vigorously, and that its selective laser sintering patents around the world should be upheld. However, a ruling that would have the effect of allowing the competitor to sell rapid prototyping systems based upon selective laser sintering in the U.S. could have a material adverse effect on the Company's business and financial performance.

7. Common Stock

     At December 31, 1998, 3,000,000 shares of Preferred Stock with a par value of $.001 per share were authorized, none of which have been issued.

     At December 31, 1998, under the terms of a proposed settlement of a shareholder class action the Company was obligated to issue $400,000 worth of its common stock. Pursuant to the agreed upon formula and the entry of final settlement of this matter, the Company issued 334,485 freely tradable shares of DTM common stock into the settlement escrow on February 4, 1999.

                                DTM Corporation

     At December 31, 1998 the Company has reserved 657,755 shares of common stock for issuance in connection with the 1998 and 1996 stock option plans. Additionally, the Company has reserved 362,487 shares of common stock at December 31, 1998 for exercise of outstanding options issued in connection with the IPO in May 1997 under the effectively discontinued Equity Appreciation Plan (the "SAR Plan").

8. Financial Instruments

     Off Balance Sheet Risk

     The Company enters into forward exchange contracts to hedge certain firm sales commitments denominated in foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual dollar cash flows resulting from the sale of products to international customers will be adversely affected by changes in exchange rates. At December 31, 1998, the Company had forward exchange contracts, all having maturities of less than three months, to exchange various foreign currencies for U.S. dollars in the amount of $1,116,000. No such contracts existed at the end of 1997. The table below summarizes by currency, contractual amounts of the Company's forward exchange contracts at December 31, 1998 (in thousands):

                                          Forward           Unrealized
                                         Contracts         Gain/(Loss)
                                       ---------------------------------

         Currency:
           Deutschmarks                       $  443           $  6
           Yen                                   475            (19)
           French Francs                         198              4
                                       ---------------------------------
          Total                               $1,116           $ (9)
                                       =================================

     There were no realized gains or losses deferred from hedging firm sales commitments at December 31, 1998 or 1997.

     The Company is exposed to credit loss in the event of nonperformance by counterparties on foreign exchange contracts, but the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains in such contracts.

     Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant credit risk consist principally of cash investments and trade accounts receivable.

     The Company maintains cash with various financial institutions. These financial institutions are located throughout the country, Germany and the United Kingdom. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy.

     Concentrations of credit risk with respect to trade accounts receivable is somewhat limited due to the number of entities comprising the Company's customer base and the diverse industries in which they operate. However, the value of a single sale of a Sinterstation System is material to the Company. It is the Company's policy to perform a credit evaluation at the time of each sale of a Sinterstation System. The Company relies upon customer provided deposits and financial statements, reports from external credit

                                DTM Corporation
reporting agencies, comfort letters from financial institutions providing customer finance in North America, Uniform Commercial Code liens on the equipment and for certain export sales, confirmed letters of credit.

     Fair Value of Financial Investments

     The Company believes that the carrying amount of its financial instruments, including cash, accounts receivable, accounts payable, short-term debt and forward currency exchange contracts, approximates fair value. Fair value for forward currency exchange contracts is estimated based on quoted market prices for similar instruments.

9. Stock Option Plans

     Options that are granted under the 1998 and 1996 stock option plans are exercisable at market price at the date of the grant. The options, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three annual installments commencing one year from the date of grant.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model. The following weighted average assumptions were used in these calculations for 1998 and 1997, respectively: risk-free interest rate of 6%; no expected dividends; a volatility factor of the expected market price of the Company's common stock of .60 and a weighted-average expected life of the option of 4 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                              1998                1997
                                      ---------------------------------------

     Pro forma net loss                     $(4,834)            $(8,048)
                                      =======================================
     Pro forma net loss per common
      share - basic                         $ (0.77)            $ (1.60)
                                      =======================================

                                DTM Corporation

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows (options in thousands):

                                                          1998                              1997
                                           --------------------------------------------------------------------
                                                                 Weighted                           Weighted
                                                                 Average                            Average
                                                                 Exercise                           Exercise
                                              Stock Options       Price          Stock Options       Price
                                           --------------------------------------------------------------------

Outstanding at beginning of year                   610               $4                                $ -
 Granted at fair market value                      182                2                97                8
 Granted below fair market value                     -                -               507(a)             2
 Granted above fair market value                     -                -               117(a)            14
 Exercised                                           -                -                (4)               2
 Canceled                                         (157)               3              (107)              12
                                           --------------------------------------------------------------------
Outstanding at end of year                         635               $3               610              $ 4
                                           ====================================================================

Options exercisable at year-end                    417               $3               553              $ 3
Weighted-average fair value of options
 granted during the year:
  Granted at fair market value                   $   2                              $   4
  Granted below fair market value                    -                                  6(a)
  Granted above fair market value                    -                                  3(a)

(a) Represents options issued at the time of the IPO pursuant to the terms of the stock appreciation rights agreements. Due to the terms and conditions of the SAR Plan, the SARs or stock options then outstanding were accounted for by the Company as compensation expense in the amount of $2,927,000 to record the appreciation in the value of the SARs through the date of the IPO. The IPO triggered the change in control provision of the SAR Plan. Thus, all outstanding SARs were converted into vested options that are exercisable for ten years from the date of the original SAR grant.

    A summary of information about stock options outstanding and exercisable at December 31, 1998 is as follows:

                                                         Weighted-Average
    Weighted-Average         Options Outstanding       Remaining Contractual       Options Exercisable
     Exercise Price                                            Life
-------------------------------------------------------------------------------------------------------

    $ 2.00 - $ 2.25               543,987                       8.5                       362,487
    $ 8.00 - $ 9.00                57,000                       8.4                        19,950
    $13.00 - $16.00                34,234                       8.4                        34,234
                            --------------------                                   --------------------
                                  635,221                                                 416,671
                            ====================                                   ====================

10. Management Incentive Plan

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

                                DTM Corporation

     Under the MIP Plan, each participant is assigned a "cash bonus target" of 20 to 50 percent of base salary and the Compensation Committee of the Board of Directors creates personal and corporate performance targets, as well as minimum thresholds. If the minimum thresholds are met, the bonus payable will be between 50 and 150 percent of the participant's cash bonus target. No expense was recognized in connection with the MIP Plan in 1998, 1997 or 1996.

11. Unusual Charges

     In connection with the settlement of the shareholder class action lawsuit against the Company, the Company charged operations $1,700,000 in the second quarter of 1998. A portion of this charge was non-cash as it related to the future delivery of $400,000 worth of the Company's common stock to the settlement escrow (see Note 7).

     In connection with the 1997 IPO, the Company incurred a one-time non-cash stock compensation expense of approximately $2,927,000 as a result of previously outstanding stock appreciation rights converting into immediately vested stock options at exercise prices below the market value of the common stock. This charge was recorded in May 1997 (see Note 10).

     During 1996, DTM attempted an IPO. However, due to market volatility and other issues the IPO was postponed. The Company incurred approximately $752,000 of legal, accounting and other professional services related to the unsuccessful IPO which were expensed in the fourth quarter of 1996.

12. Income Taxes

     Pretax income (loss) for the years ended December 31 was taxed in the following jurisdictions (in thousands):

                                                           1998                1997                1996
                                                  -----------------------------------------------------------

Domestic                                                 $(4,963)            $(7,727)            $(6,522)
Foreign                                                      415                (388)                366
                                                  -----------------------------------------------------------
                                                         $(4,548)            $(8,115)            $(6,156)
                                                  ===========================================================

     Significant components of the provision for income tax expense (benefit) are as follows (in thousands):

                                                           1998                1997                1996
                                                  -----------------------------------------------------------
Current:
Federal                                                  $   -              $   -             $     -
 Allocation from then parent                                                 (849)             (1,741)
 Foreign                                                    30                 22                  74
 State                                                       -                  -                   -
                                                  -----------------------------------------------------------
                                                         $  30              $(827)            $(1,667)
                                                  ===========================================================

                                DTM Corporation

     Deferred tax liabilities and assets are comprised of the following at December 31 (in thousands):

                                                              1998                1997
                                                     ---------------------------------------
Deferred tax assets:
Net operating loss carryforwards (for periods prior
 to October 31, 1990)                                       $ 1,569             $ 1,470
 Net operating loss carryforward subsequent to
   May 22, 1997                                               2,195                 796
 Stock options                                                  774               1,091
 Book over tax depreciation and amortization                    370                 594
 Deferred revenue                                               693                 529
 Allowance for doubtful accounts                                144                 284
 Other                                                          102                 234
                                                     ---------------------------------------
Total deferred tax assets                                     5,847               4,998
Valuation allowance for deferred tax assets                  (5,847)             (4,998)
                                                     ---------------------------------------
Net deferred tax asset                                      $     -             $     -
                                                     =======================================

     A reconciliation of income tax benefit calculated at the statutory rate and the provision for income tax expense (benefit) for the years ended December 31 is as follows (in thousands):

                                               1998                        1997                        1996
                                  -----------------------------------------------------------------------------------
                                       Amount       Percent        Amount       Percent        Amount       Percent
                                  -----------------------------------------------------------------------------------
Tax at U.S. statutory rates           $(1,592)        35.0 %      $(2,759)        34.0 %      $(2,093)        34.0 %
Non-deductible settlement expenses        626        (13.8)%            -            -              -            -
Net operating loss not utilized         1,086        (23.9)%        1,880        (23.2)%          426         (6.9)%
Foreign net operating loss
 utilized                                (115)         2.5 %            -            -              -            -
Other - net                                25         (0.5)%           52         (0.6)%            -            -
                                  -----------------------------------------------------------------------------------
                                      $    30         (0.7)%      $  (827)        10.2 %      $(1,667)        27.1 %
                                  ===================================================================================

     During the period October 31, 1990 to May 21, 1997, the Company was included in the consolidated federal tax return of its then controlling shareholder. The Company recorded the tax benefit allocated to it by its then controlling shareholder during that period, which credited the Company with a tax benefit approximating the benefit derived from the consolidation of the Company. Such benefits were paid to the Company on a current basis. As a result of the IPO, in May 1997, the then controlling shareholder's ownership interest fell below 80 percent and such benefits are no longer available to the Company. Based on the tax sharing agreement, if the then controlling shareholder loses part of the tax benefit of any losses previously utilized or has to report additional income as the result of a federal tax audit of the Company, the Company will be required to reimburse any additional taxes paid.

     DTM has net operating loss carryforwards totaling approximately $4,200,000 for federal income tax purposes that were incurred from inception to October 31, 1990. These carryforwards expire in the years 2002 to 2004. In addition, the Company has a net operating loss carryforwards totaling approximately $5,931,000 for federal income tax purposes that were incurred from May 1997 to December 1998. These

                                DTM Corporation
carryforwards expire in the years 2012 through 2013. Although available to the Company, these carryforwards are subject to significant annual limitations due to changes in the Company's ownership.

     The exercise of certain stock options which have been granted under the Company's stock option plans give rise to compensation which is includable in the taxable income of the applicable options holder and deductible by the Company for federal and state income tax purposes. Any realized tax benefit arising from exercised options in excess of the benefit previously recorded, as discussed in Note 10, is credited to additional paid-in capital.

13. Geographic and Customer Information

     The Company and its subsidiaries operate in one industry segment: the development, manufacturing and service of selective laser sintering systems and related products. Operations outside of the United States consist principally of sales, marketing and customer support. Revenues are attributed to geographic areas based upon the location of the customers. Identifiable assets are those assets that can be directly associated with a particular geographic area. The following is a summary of geographic area data for the years ended December 31 (in thousands):

                                                               1998               1997               1996
                                                            -----------------------------------------------

Revenues from external customers:
 North America                                                $13,015            $10,064            $12,371
 Europe                                                        10,407              8,615              7,822
 PacRim                                                         4,373              6,629              4,186
                                                            -----------------------------------------------
                                                              $27,795            $25,308            $24,379
                                                            ===============================================
Long-lived assets by area:
 North America                                                 $2,438             $3,608             $4,017
 Europe                                                           535                524                679
 PacRim                                                             -                  -                  -
                                                            -----------------------------------------------
                                                               $2,973             $4,132             $4,696
                                                            ===============================================

14. Subsequent Events

     On February 12, 1999, a partnership of individual investors purchased the previous majority shareholder's interest in the Company.

     On February 19, 1999, the Company entered into a temporary spot factoring line of credit with a bank.

                                DTM Corporation

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to shareholders in connection with the Company's Annual Meeting of Shareholders to be held during 1999 (the "Proxy Statement") under the heading "Nominees for Director," which information is incorporated herein by reference.

     The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers of the Registrant" in Item 1 of this report, which information is incorporated herein by reference.

     The information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934", which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information concerning management compensation and transactions with management is set forth in the Proxy Statement under the heading "Executive Compensation and Other Information," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Ownership of Securities," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Executive Compensation and Other Information," which information is incorporated herein by reference.

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

        3.  Exhibits:

            The exhibits filed as part of this report are listed under "Exhibits" at subsection (c) of this Item 14

(b)  Reports on Form 8-K:

            No reports on Form 8-K were filed on behalf of the Registrant during the last quarter the Company's 1998 calendar year.

(c)  Exhibits:


Exhibit
Number                            Description of Exhibit
------                            ----------------------

 3.1 Amended and Restated Articles of Incorporation of Registrant. (filed as exhibit 3.1 to Registration Statement on Form S-1, dated May 21, 1996 (Reg. No. 333-04173) (" Form S-1") and incorporated by reference hereto)

 3.2 Amended and Restated Bylaws of Registrant. (filed as exhibit 3.2 to Registration Statement on Form S-1 and incorporated by reference hereto)

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

10.6 Supplement to Patent License Agreement between DTM Corporation and the Board of Regents, The University of Texas dated March 20, 1992. (filed as exhibit 10.6 to Registration Statement on Form S-1 and incorporated by reference hereto)

10.7 DTM Corporation 1998 Stock Option Plan.(filed as exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 and incorporated by reference hereto)

10.11 Amended and Restated Shareholders Agreement. (filed as exhibit 10.11 to Registration Statement on Form S-1 and incorporated by reference hereto)

10.12*     Lease Agreement for Facilities in Austin, Texas.

10.13 Amendment to Patent License Agreement between DTM Corporation and the Board of Regents of The University of Texas, dated as of October 27, 1994 (filed as exhibit 10.13 to Registration Statement on Form S-1 and incorporated by reference hereto)

10.18 Agreement between DTM Corporation and John S. Murchison, III, dated October 9, 1997. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 and incorporated by reference hereto)

21.1*      Subsidiaries of the Registrant.

23.1*      Consent of Independent Auditors, Ernst & Young LLP.

27.1*      Current Financial Data Schedule for year ended December 31, 1998.

--------------------
*          Filed herewith

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Austin, Texas, on March 30, 1999.

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

Signature                      Title                          Date
---------                      -----                          ----



/s/ Lawrence Goldstein         Director                       March 30, 1999
----------------------------
Lawrence Goldstein



/s/ Alexander MacLachlan       Director                       March 30, 1999
----------------------------
Alexander MacLachlan



/s/ Anthony Mariotti           Director                       March 30, 1999
----------------------------
Anthony Mariotti



/s/ John S. Murchison, III     Chief Executive Officer,       March 30, 1999
----------------------------   President and Director
John S. Murchison, III         (Principal Executive Officer)




/s/ Thomas G. Ricks            Director                       March 30, 1999
----------------------------
Thomas G. Ricks



/s/ James B. Skaggs            Director                       March 30, 1999
----------------------------
James B. Skaggs



/s/ Geoffrey W. Kreiger        Chief Financial Officer,       March 30, 1999
----------------------------   Treasurer and Secretary
Geoffrey W. Kreiger            (Principal Financial and
                               Accounting Officer)