Form 10-Q
period 1999-03-31
DTM CORP /TX/
filed 1999-05-17
CIK 1014552

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999
                                      Or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the period from ____ to _____

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




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No _______.

As of April 30, 1998, the latest practicable date, the Registrant had 6,621,336 outstanding shares of Common Stock.





================================================================================

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                DTM Corporation

          Condensed Consolidated Statements of Operations (unaudited)
              (In thousands, except share and per share amounts)

                                           Three Months Ended
                                               March 31,
                                      --------------------------
                                         1999            1998
                                      ----------      ----------
 Revenues:
      Products                        $    6,991      $    4,970
      Service and support                    981             864
                                      ----------      ----------
                                           7,972           5,834
 Cost of sales:
      Products                             3,114           2,915
      Service and support                    580             512
                                      ----------      ----------
                                           3,694           3,427
                                      ----------      ----------

Gross Profit                               4,278           2,407

 Operating expenses:
   Selling, general and administrative     3,278           2,747
    Research and development                 662             988
                                      ----------      ----------
                                           3,940           3,735
                                      ----------      ----------

   Operating income (loss)                   338          (1,328)

 Other income (expense):
   Interest expense, net                      (7)             (6)
   Gain on sale of assets                     50               -
                                      ----------      ----------
                                              43              (6)
                                      ----------      ----------
 Income (loss) before

 Income taxes                                381          (1,334)

 Income tax expense                         (107)              -
                                      ----------      ----------

 Net income (loss)                    $      274      $    1,334)
                                      ==========      ==========

 Net income (loss) per
 common share - basic                 $     0.04      $    (0.21)
                                      ==========      ==========

 Weighted-average number of shares
    outstanding                        6,493,555       6,286,851
                                      ==========      ==========

See accompanying notes.

                                DTM Corporation

               Condensed Consolidated Balance Sheets (unaudited)
                     (In thousands, except share amounts)

                                                                            March 31,      December 31,
                                                                              1999             1998
                                                                          ------------     ------------
 Assets
 Current assets:
      Cash                                                                     $   652          $   429
      Accounts receivable, net                                                   5,344            5,186
      Inventory                                                                  2,669            3,456
      Prepaid expenses and other                                                   191              262
                                                                          ------------     ------------
 Total current assets                                                            8,856            9,333
 Property, net                                                                   1,101            1,388
 Capitalized software development costs, net                                       583              629
 Patent and license fees, net                                                      901              956
                                                                          ============     ============
 Total assets                                                                $  11,441        $  12,306
                                                                          ============     ============

 Liabilities and shareholders' equity
 Current liabilities:
      Accounts payable                                                        $  2,105         $  3,090
      Due to shareholder                                                           909              909
      Deferred revenues and customer deposits                                    2,050            2,185
      Employee and agent compensation                                              819              891
      Income taxes                                                                 107                -
      Accrued litigation settlement - stock portion                                  -              400
                                                                          ------------     ------------
 Total current liabilities                                                       5,990            7,475

 Shareholders' equity:
      Common stock, 6,621,336 shares outstanding at March 31, 1999
          and 6,286,851 at December 31, 1998                                         1                1
      Additional paid-in capital                                                53,561           53,161
      Accumulated deficit                                                      (48,061)         (48,335)
      Accumulated other comprehensive income (loss)                                (50)               4
                                                                          ------------      -----------
 Total shareholders' equity                                                      5,451            4,831
                                                                          ------------      -----------
 Total liabilities and shareholders' equity                                  $  11,441        $  12,306
                                                                          ============     ============

See accompanying notes.

                                 DTM Corporation

          Condensed Consolidated Statements of Cash Flows (unaudited)
                                (In thousands)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                          --------------------------
                                                                              1999            1998
                                                                          -----------     ----------
 Operating activities:
 Net income (loss)                                                            $   274       $ (1,334)
 Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating
     activities:
          Depreciation and amortization                                           354            445
          Provision for doubtful accounts                                          44              -
          Provision for obsolesence                                                24            125
          Gain on disposal of equipment                                           (50)             -
          Changes in assets and liabilities used in operating activities:
             Accounts receivable                                                 (202)          (559)
             Inventory                                                            763          1,014
             Prepaid expenses and current assets                                   71           (172)
             Accounts payable                                                    (985)           381
             Due to shareholder                                                     -             (2)
             Deferred revenues                                                   (135)            54
             Income taxes                                                         107              -
             Employee and agent compensation                                      (72)            14
                                                                          -----------     ----------
 Net cash provided by (used in) operating activities                              193            (34)

 Investing activities:
 Purchases of property                                                            (14)          (982)
 Capitalized software development costs                                           (21)           (87)
 Patent and license expenditures                                                  (18)           (64)
 Proceeds from sale of equipment                                                  137              -
                                                                          -----------     ----------
 Net cash provided by (used in) investing activities                               84         (1,133)

 Financing activities:
 Proceeds from short-term borrowings                                                -              -
 Repayments of short-term borrowings                                                -              -
                                                                          -----------     ----------
 Net cash provided by financing activities                                          -              -

 Effect of foreign exchange rate changes                                          (54)           (55)
                                                                          -----------     ----------

 Net change in cash                                                               223         (1,222)

 Cash at the beginning of the period                                              429          2,050
                                                                          ===========     ==========
 Cash at the end of the period                                                $   652        $   828
                                                                          ===========     ==========

 Noncash item:
      Conversion of settlement liability into common stock                    $   400        $     -

See accompanying notes.

                                DTM CORPORATION

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of DTM Corporation ("DTM" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and related footnotes of the Company for the year ended December 31, 1998 as disclosed in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

2.   Inventory

Inventory consisted of the following (in thousands):

                                                                 March 31,      December 31,
                                                                   1999            1998
                                                                ----------------------------
               Raw materials and purchased parts                  $  1,746        $  1,809
               Finished goods
                                                                     1,076           1,776
                                                               ----------------------------
                                                                     2,822           3,585
               Reserve for obsolesence                                (153)           (129)
                                                               ----------------------------
                                                                  $  2,669        $  3,456
                                                               ============================

3.   Geographic and Customer Information

     The Company and its subsidiaries operate in one industry segment: the development, manufacturing and service of selective laser sintering systems and related products. Operations outside of the United States consist principally of sales, marketing and customer support. Revenues are attributed to geographic areas based upon the location of the customers. The following is a summary of geographic area data for the for the interim periods (in thousands):

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                            ------------------------------
                                                                                1999             1998
                                                                            -------------    -------------
 Revenues from external customers:
      North America                                                            $  4,008         $  2,533
      Europe                                                                      2,829            2,004
      PacRim                                                                      1,135            1,297
                                                                            =============    =============
                                                                               $  7,972         $  5,834
                                                                            =============    =============

4.   Comprehensive Income

     Comprehensive income (loss) for the three months ended March 31, 1999 and 1998 was $220,000 and $(1,389,000), respectively. The difference between comprehensive loss and net loss is comprised of the effect of currency translation adjustments and hedging activity in accordance with Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation." The accumulated balance of foreign

                                DTM CORPORATION

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

currency and hedging activity, excluded from net loss, is presented in the Condensed Consolidated Balance Sheets as "Accumulated other comprehensive loss."

5.   Contingencies

     In the ordinary course of business, the Company becomes involved in legal proceedings and claims. In one such instance, the Company has initiated patent infringement litigation in France, Germany and Italy against a competitor and against one of that competitor's customers. The Company also initiated patent infringement litigation in Japan against the competitor's distributor in the Pacific Rim. In each of these cases, the Company alleges that the competitor is selling rapid prototyping systems in Europe and Japan that make unauthorized use of selective laser sintering technology covered by the European and Japanese patents under which the Company has exclusive rights, and in each case the Company is seeking injunctive relief and damages. It is anticipated that this litigation will be pursued in conjunction with European and Japanese proceedings in which the competitor has opposed the validity of those European and Japanese patents. Hearings have begun in the German, French, Italian and Japanese lawsuits. It is not possible at this time to predict the outcome of these proceedings.

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

6.   New Accounting Standards

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

Overview

          DTM Corporation designs, develops, manufactures, markets and supports, on an international basis, rapid prototyping and rapid tooling systems and related powdered sintering materials and services. The Company's Sinterstation Systems and powdered sintering materials are based on proprietary and patented selective laser sintering technology. DTM was incorporated in 1987 and completed its initial public offering ("IPO") of Common Stock in May 1997. Since 1992, DTM has shipped over 250 Sinterstation Systems worldwide.

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

          The total value of a packaged offering is allocated among its various components: systems and related equipment sintering materials, immediate services and deferred services. Revenues from the sale of products are recognized when title has transferred to the customer, the Company's remaining obligations are insignificant and collection of the related receivable is probable, which, typically, is upon shipment. The Company defers from three to six percent of the revenues, excluding certain accessories, from each Sinterstation System sale to cover the cost of a one-year warranty period. This deferred amount represents the Company's estimate of the cost of providing such warranty and preventive maintenance service and is recognized ratably as service and support revenue over the 12-month warranty period. Upon expiration of the 12-month warranty period discussed above, the Company offers for sale to its customers an annual maintenance contract, the revenues from which are recognized ratably as service and support revenue over the related support period.

          The introduction of the new Sinterstation 2500 /plusTM/ in August of 1998 was the culmination of a year-long project to design a system with a lower manufactured cost that would permit the Company to be more price competitive while improving its gross margins. Mainly as a result of the Sinterstation 2500 plus, total gross margins improved to approximately 50% beginning in the fourth quarter of 1998. These higher gross margins allowed the Company to become profitable beginning in the fourth quarter of 1998.

          On February 12, 1999, an investment partnership of independent investors affiliated with Proactive Finance Group, LLC ("Proactive") acquired BFGoodrich's remaining 47.7% interest in DTM. DTM now operates as an independent company.

Results Of Operations

         The following table sets forth for the periods indicated certain income statement data as a percentage of our total revenues and certain sales data.

                                                                          First           First
                                                                         Quarter         Quarter
                                                                           1999           1998
                                                                           ----           ----
Revenues                                                                  100.0%         100.0%
Gross profit                                                               53.7           41.3
Selling, general and administrative                                        41.1           47.1
Research and development                                                    8.3           16.9
Operating income                                                            4.2          (22.8)
Gain on sales of equipment                                                  0.6            -
Interest expense                                                           (0.1)          (0.1)
Income (loss) before income taxes                                           4.8          (22.9)
Income tax expense                                                         (1.3)           -
Net income (loss)                                                           3.4          (22.9)

Revenues components:
  Product sales                                                            87.7           85.2
  Service and support revenues                                             12.3           14.8
  Total                                                                   100.0          100.0

Gross margin details:
  Products                                                                 55.5           41.3
  Service and support                                                      40.9           40.7
  Total                                                                    53.7           41.3

Revenues from external customers:
  North America                                                            50.3           43.4
  Europe                                                                   35.5           34.4
  PacRim                                                                   14.2           22.2
  Total                                                                   100.0          100.0

         Revenues. Revenues increased 36.6% to $8.0 million in first quarter of 1999, compared to $5.8 million in the first quarter of 1998. This increase was primarily attributable to improved demand in North America and Europe. Revenues derived from customers in North America increased by approximately 58.2% to $4.0 million. The increase was primarily due to higher unit volumes of Sinterstation Systems and powdered materials in the first quarter of 1999 over the first quarter of 1998.

         Revenues in past periods may not be indicative of revenues in the future, which may be affected by other business environment and risk factors discussed below, as well as other factors included elsewhere herein.

         Gross Profit. Gross profit was $4.3 million, or 53.7% of revenue, in the first quarter of 1999, compared to $2.4 million, or 41.3% of total revenue, in the first quarter of 1998. The increase in gross profit primarily was due to higher unit volumes of Sinterstation Systems and sintering materials and to an increase in services. The increase in gross margin to over 50% was primarily due to the decreased manufactured cost of the Sinterstation 2500/plus/(TM) that was introduced in August of 1998 and replaced both previous models.

         Past gross margins are not necessarily indicative of future gross margins. Currency changes, changes in mix and changes in material and labor costs, may have an adverse effect on gross margins

         Selling, General and Administrative Expense. Selling, general and administrative expense was $3.3 million, or 41.1% of revenues, in the first quarter of 1999, compared to $2.7 million, or 47.1% of revenues, in the first quarter of 1998. The decrease as a percentage of total revenues during the comparable 1998 periods primarily was due to a proportionately higher growth in total revenues, while holding selling, general and administrative expense relatively flat. Selling, general and administrative expense may vary as a percentage of revenues in the future.

         Research and Development Expense. Research and development expense was $662,000, or 8.3% of revenues, in the first quarter of 1999, compared to $1.0 million, or 16.9% of revenues, in the first quarter of 1998. The higher 1998 expense levels were, primarily, due to costs associated with multiple significant new product development projects that were commenced in 1997 and culminated in 1998 with the introduction of several new material systems and the new Sinterstation Model 2500plusTM. The Company plans to continue its commitment to research and development at approximately the current level of spending, as the Company believes that the markets for its products are characterized by technological innovation for hardware, software and powdered materials. Research and development expense may increase in absolute dollars in future periods, and such expenditures may vary as a percentage of sales. There can be no assurance that the Company's research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be already affected by other factors which are beyond the Company's control.

         Gain on Sale of Assets. In the first quarter of 1999, the Company continued to sell used Sinterstation 2500 and 2000 Systems under a previously announced program to sell systems that had been used internally for development and support activities or under a discontinued rental program. The Company recognized a net gain of $50,000 on those sales in the first quarter of 1999.

         Interest Expense. Net interest expense for the first quarter of 1999 was $7,000, compared to interest expense of $6,000 for the first quarter of 1998.

         Income Taxes. As a result the recent change in control, utilization of net operating loss carryforwards will be subject to additional annual limits. In the first quarter of 1999, the Company provided for income taxes at an estimated 28% annual effective rate.

         Net Income (Loss). The Company had net income of $274,000 in the first quarter of 1999, compared to a net loss of $1.3 million in the first quarter of 1998. This $1.6 million change was primarily due to increased product revenue; substantially higher product gross margins, and reduced research and development expense.


Liquidity and Capital Resources

         During the three months ended March 31, 1999, operating activities provided $193,000 in net cash, compared to a use for such purposes of $34,000 in the comparable period of 1998.

         Accounts receivable, less allowance, represented approximately 60 days of quarter sales at March 31, 1999, compared to 54 days at December 31, 1998. Inventory, less allowance, represented approximately 65 days on hand at March 31, 1999, compared to 75 at December 31, 1998.

         The Company's investing activities include expenditures for patents and licenses, capitalized software costs and furniture and equipment, principally consisting of the Company's Sinterstation Systems built for internal use and rental purposes. Capital expenditures for the three months ended March 31, 1999 were less than the proceeds from fixed asset sales.

         For 1999, the Company has planned for approximately $800,000 in capital expenditures. This includes an additional Sinterstation 2500/plus/(TM) System to support the new platform and Year 2000 compliance expenditures. The Company intends to fund this additional investment from operations as well as from any proceeds from the sale of older model internally used systems. The Company continues to market its refurbished Model 2000/2500 program. Any income resulting from these sales will be recognized as proceeds from the sale of assets.

         During the first quarter of 1999, the Company did not utilize any bank financing. At March 31, 1999, the Company had a temporary spot factoring line of credit arrangement with a bank. The Company is in negotiations with a bank to enter into a more traditional line of credit arrangement.

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

         The Company has begun to develop a plan to upgrade or replace its internal information technology to comply with Year 2000 requirements and begun to evaluate packaged software solutions to assess Year 2000 compliance. The Company currently expects this compliance project to be substantially completed by mid-1999 and to cost between $90,000 and $150,000. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. The Company does not expect this project to have a significant effect on its operations. As of March 31, 1999, approximately $60,000 has been expensed in regard to this project. Such expenses are being funded through operating cash flows. In a worst case scenario, the Company believes its information systems might not properly account for amounts due from customers or due to suppliers at the end of 1999 and the preparation of its financial statements may be delayed.

         The Company has performed an evaluation of its non-information systems (embedded technology such as microcontrollers) and does not believe that it has material exposures in this area with respect to the Year 2000 issue.

         The Company has not made inquires of its key venders as to their status with respect to the Year 2000 compliance issues. There can be no assurance that Year 2000 compliance issues at these venders may not cause these venders to disrupt the Company's production plans.

         Based upon available information, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues, or that the cost of the remedial actions will have a material adverse effect on its business, financial condition or results of operations of the Company. Accordingly, the Company has not adopted any formal contingency plan in the event its Year 2000 compliance project is not completed in a timely manner.

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

Limited Operating History and Profitability

         The Company was incorporated in 1987 and shipped its first Sinterstation Systems in 1992. The Company realized its first profitable quarter in the fourth quarter of 1998. Prior to the fourth quarter of 1998, the Company had been unprofitable from its inception; most recently recognizing net losses of approximately $7.3 million for the year ended December 31, 1997 and $5.1 million for the nine months ended September 30, 1998. There can be no assurance that the Company can maintain profitability in the future.

Possible Delisting of Securities from The Nasdaq National Market; Limited Liquidity of Trading Market

         Shares of the Company's Common Stock are quoted on the National Market System ("NMS") of The Nasdaq Stock Market ("Nasdaq"). Nasdaq has recently promulgated new rules that make continued listing of companies on the NMS more difficult and has significantly increased its enforcement efforts with regard to the Nasdaq standards for such listing. The Company has been having difficulty maintaining one such standard, the $5.0 million market value of public float requirement. Public float is defined for purposes of this calculation as shares that are not held directly or indirectly by any officer or director of the Company or any person who is the beneficial owner of more than 10 percent of the total shares outstanding. On March 31, 1999, the Company's public float was believed to be no less than 3,464,146 shares of Common Stock and the minimum bid price was $1.125 per share. This resulted in a market value of public float of $3,897,000. Since March 31, 1999, the minimum bid price has risen to $1.50 on May 10, 1999. At that level, the market value of the Company's public float met the $5.0 million standard. The Company plans to seek an appeal of any attempt by Nasdaq to delist the Company's securities. However, there can be no assurance that such an appeal would be successful and, therefore, that the Company could avoid having its securities delisted.

         In addition, Nasdaq also requires companies whose stock is included for quotation on the NMS maintain $4,000,000 in net tangible assets and a minimum bid price of $1.00. As of March 31, 1999, the Company had net tangible assets of $5,451,000, for such purpose and the minimum bid price was in excess of $1.00. While the Company believes it is currently in compliance with these standards, if the Company fails to continue to satisfy these requirements, its Common Stock may be delisted from the NMS.

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

         Future operating results will depend, in part, on the Company's ability to obtain and manage capital sufficient to finance its business. To the extent that funds expected to be generated from the Company's operations are insufficient to meet current or planned operating requirements or to maintain its listing on the Nasdaq NMS, the Company will seek to obtain additional funds through bank facilities, equity or debt financing, collaborative or other arrangements with corporate partners and others from other sources. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. If adequate funds are not available, the Company may be required to delay or to eliminate certain expenditures or to license to third parties the rights to commercialize technologies that the Company would otherwise seek to develop itself. In addition, in the event that the Company obtains any additional funding, such financing may have a substantially dilutive effect on the holders of the Company's securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

Quarterly Fluctuations in Operating Results

         The Company's revenues and operating results have varied substantially from quarter to quarter and may continue to do so. DTM typically experiences a relatively long lead-time, often from six to 24 months, to complete a Sinterstation System sale and has historically experienced no backlog. Furthermore, new product introductions, seasonality of customer buying patterns and other factors can cause fluctuations in quarterly results. These fluctuations have precluded, and may continue to preclude, the Company from managing its inventories effectively from quarter to quarter. Further, a majority of the sales of the Company's Sinterstation Systems occur at the end of the quarter, often in the last weeks of the quarter. Accordingly, the Company's ability to forecast the timing and amount of specific sales is limited, and the deferral or loss of one or more significant sales could materially adversely affect operating results in a particular quarter. The current 12-week manufacturing cycle of the new Sinterstation System Model 2500plusTM negatively impacts the Company's ability to control its inventories. The failure of the Company to complete a particular Sinterstation System sale in any given quarter can have a material adverse effect on the Company's business and financial performance for that quarter and quarterly fluctuations could cause a material adverse effect on the price at which the Company's Common Stock trades. The tendency for a large number of the Company's sales made during a quarter to be completed at or near the end of the quarter also hinders the Company's ability to predict sales, control sales prices and enforce its standard terms.

Emerging Rapid Prototyping Market

         The market for rapid prototyping products and services, such as those marketed by the Company, is in an early stage of development and includes multiple, competing technologies, many of which are not yet fully developed. Participants in this market are moving to address new applications, many of which may not yet be known or accepted by potential users. Rapid prototyping requires that a CAD file describe a design and organizations who are not currently using CAD are not, generally, potential customers for rapid prototyping products and services. Significant education of the end user in both CAD modeling and rapid prototyping in general has in some cases been a prerequisite to product acceptance. It is not clear at this time which one or more technologies will gain broad market acceptance. There can be no assurance that

DTM will emerge as a market leader, or even a major market participant, as the market evolves and matures.

Emerging Rapid Tooling Market

         The market for rapid tooling products and services, such as those marketed by the Company, is in an even earlier stage of development than rapid prototyping. Participants in this market, including the Company, are moving to address new applications, many of which may not yet be known or accepted by potential users. The companies who use traditional-machining methods to make tooling have made large capital investments in traditional equipment and have mature infrastructures for doing so. They may be highly resistant both on financial and cultural bases to adopting new technologies. There can be no assurance that rapid tooling technologies will evolve to the point that the perceived value will overcome those obstacles. There can be no assurance that DTM will emerge as a market leader, or even a major market participant, as the market evolves and matures.

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

         In addition, the Company can give no assurance that the issued patents to which it holds rights will be adequate to protect its interests or, if challenged, held valid. The Company's competitors could develop non-infringing systems, materials or technologies that are equivalent or superior to those of the Company. A competitors currently does and others also may practice technology covered by DTM's patents or other legal or contractual protections regardless of the fact that it is legally protected. Any litigation to enforce the Company's intellectual property rights would be expensive, time-consuming, may divert management resources and may not be adequate to protect the Company's business. While DTM defends its intellectual property vigorously, there can be no assurance that it will be successful in its various litigation in many countries. If the Company were unsuccessful in enforcing its intellectual property rights or other contractual rights in the context of third-party offers to sell selective laser sintering systems or sintering powders or if the Company were found to have violated state or federal antitrust laws, the Company's future revenues might be adversely affected. For example, a court granted a temporary summary judgment against the Company in 1997, ruling that a customer had been given an implied personal license by DTM to one of DTM's patented sintering materials. Although the summary judgment was stayed in connection with a settlement agreement in this case, there can be no assurance that intellectual property claims against the Company in the future will not have a material adverse effect on the Company's business, financial performance and results of operations.

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

Shares Eligible for Future Sale; Probable Resale of Common Stock Issued in connection with Settlement of Shareholder Class Action Litigation

         Sales of shares of Common Stock into the market by Proactive, employees exercising options or recipients of shares to be distributed in settlement of the Company's shareholder class action litigation escrow could cause a decline in the price of such stock. The shares of the Common Stock owned by Proactive will be freely tradable, subject to the resale limitations of Rule 144, as promulgated by the U.S. Securities and Exchange Commission, that are applicable to an affiliate of the Company, after a minimum of one year has elapsed from the date on which Proactive acquired such shares. In addition, if the Company proposes to register any of its securities under the Securities Act of 1933, whether for its own account, for the account of other shareholders or for both, Proactive is entitled to notice of such registration and is entitled to include its shares of the Company's Common Stock in the registration.

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

         The non-cash component of the settlement of the shareholder class action resulted in the issuance of 334,485 shares of the Company's Common Stock into a settlement escrow on February 4, 1999. Such shares are freely tradable. The escrow agent has advised the Company, that the escrow agent intends to sell such shares prior to the planned May 1999 distribution to the recipients of the settlement. Sales of Common Stock into the market by the escrow agent or, if distributed, the recipients of the settlement could cause a decline in the price of such stock.

Market Volatility

         The Company's Common Stock is listed on the Nasdaq National Market System. Historically, the stock market has experienced volatility that has particularly affected the market price of common stock of technology-related companies. That volatility sometimes has been unrelated to the operating performance of such companies.

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

                                    PART II
                               OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits


                 Exhibit 27.1 - Current Financial Data Schedule for the quarter ended March 31, 1999



        (b) Reports on Form 8-K

                 The following reports on Form 8-K were filed during the quarter ended March 31, 1999:

                 REPORT DATED JANUARY 19, 1999 - Item 1, Change in Control of Registrant. On January 5, 1999, Proactive Finance Group, LLC, a Texas limited liability company and The B.F.Goodrich Company, a New York corporation, notified Registrant that they had entered into a Stock Purchase Agreement dated as of January 2, 1999, which, if consummated, would result in a change in control of Registrant.

                 REPORT DATED FEBRUARY 24, 1999 - Item 1, Change in Control of Registrant. Registrant has been notified that on February 12, 1999, DTM Acquisition Co., L.P., an affiliate of Proactive Finance Group, LLC, acquired from The B.F.Goodrich Company ("BFGoodrich") all of the 3,157,190 shares (the "Goodrich Shares") of the Common Stock of Registrant currently held by BFGoodrich, as well as all right, title and interest in a $907,000 receivable due to BFGoodrich from Registrant. As of February 12, 1999 and after giving effect to the issuance of 334,485 shares of Common Stock pursuant to the terms of settlement of the shareholder class action against Registrant styled Danielson, et al. v. DTM Corporation, et al., Civ. No. 97-CI-16633, the Goodrich Shares represent approximately 47.68% of the outstanding Common Stock of Registrant.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 1999

                                        DTM CORPORATION
                                        (Registrant)


                                        By:  /s/ John S. Murchison, III
                                             --------------------------
                                                 John S. Murchison, III
                                                 President and Chief Executive
                                                 Officer


                                        By: /s/ Geoffrey W. Kreiger
                                            -----------------------
                                                Geoffrey W. Kreiger
                                                Vice President of Finance,
                                                Treasurer and Secretary

                               Index to Exhibits
                               -----------------

Number                              Description
------                              -----------

27.1      Financial Data Schedule for the quarter ended March 31, 1999