Form 10-Q
period 1999-06-30
DTM CORP /TX/
filed 1999-08-13
CIK 1014552

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999
                                      Or
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period
            from    to

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No    .
                                       ---    ---

As of July 31, 1998, the latest practicable date, the Registrant had 6,973,503 outstanding shares of Common Stock.



================================================================================

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                DTM Corporation

          Condensed Consolidated Statements of Operations (unaudited)
              (In thousands, except share and per share amounts)

                                           Three Months Ended      Six Months Ended
                                                 June 30,               June 30,
                                         ---------------------   ----------------------
                                           1999        1998        1999        1998
                                         ---------   ---------   ---------   ----------
Revenues:
   Products                               $  6,657    $  6,591    $ 13,648    $ 11,561
   Service and support                         942         888       1,923       1,752
                                         ---------   ---------   ---------   ---------
                                             7,599       7,479      15,571      13,313
Cost of sales:
   Products                                  2,967       4,595       6,081       7,510
   Service and support                         580         518       1,160       1,030
                                         ---------   ---------   ---------   ---------
                                             3,547       5,113       7,241       8,540
                                         ---------   ---------   ---------   ---------

Gross Profit                                 4,052       2,366       8,330       4,773

Operating expenses:
   Selling, general and administrative       2,913       2,604       6,191       5,351
   Research and development                    788         855       1,450       1,843
   Provision for litigation settlement         -         1,700         -         1,700
                                         ---------   ---------   ---------   ---------
                                             3,701       5,159       7,641       8,894
                                         =========   =========   =========   =========

Operating income (loss)                        351      (2,793)        689      (4,121)

Other income (expense):
   Interest expense, net                       (21)        (14)        (28)        (20)
   Gain on sale of assets                       79         -           129         -
                                         ---------   ---------   ---------   ---------
                                                58         (14)        101         (20)
                                         ---------   ---------   ---------   ---------

Income (loss) before income taxes              409      (2,807)        790      (4,141)

Income tax expense                            (114)        -          (221)        -
                                         ---------   ---------   ---------   ---------

Net income (loss)                         $    295    $ (2,807)   $    569    $ (4,141)
                                         =========   =========   =========   =========

Net income (loss) per common share-basic  $   0.04    $  (0.45)   $   0.09    $  (0.66)
                                         =========   =========   =========   =========
Weighted-average number of shares
   outstanding                           6,716,928   6,286,851   6,615,687   6,286,851
                                         =========   =========   =========   =========

See accompanying notes.

                                DTM Corporation

               Condensed Consolidated Balance Sheets (unaudited)
                      (In thousands, except share amounts)

                                                June 30,    December 31,
                                                 1999          1998
                                              -----------   -----------
Assets
Current assets:
   Cash                                        $      489    $      429
   Accounts receivable, net                         6,127         5,186
   Inventory                                        2,757         3,456
   Prepaid expenses and other                         389           262
                                              -----------   -----------
Total current assets                                9,762         9,333
Property, net                                         956         1,388
Capitalized software development
      costs, net                                      502           629
Patent and license fees, net                          843           956
                                              -----------   -----------
Total assets                                   $   12,063    $   12,306
                                              ===========   ===========


Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                            $    2,650    $    3,090
   Due to shareholder                                 -             909
   Deferred revenues and customer
      deposits                                      2,123         2,185
   Employee and agent compensation                    968           891
   Income taxes                                       221           -
   Accrued litigation settlement-
      stock portion                                   -             400
                                              -----------   -----------
Total current liabilities                           5,962         7,475

Shareholders' equity:
   Common stock, 6,973,503 shares outstanding
      at June 30, 1999 and 6,286,851 at
      December 31, 1998                                 1             1
   Additional paid-in capital                      54,022        53,161
   Accumulated deficit                            (47,766)      (48,335)
   Accumulated other comprehensive
      income (loss)                                  (156)            4
                                              -----------   -----------
Total shareholders' equity                          6,101         4,831
                                              -----------   -----------
Total liabilities and shareholders' equity     $   12,063    $   12,306
                                              ===========   ===========


See accompanying notes.

                                DTM Corporation

          Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                               Six Months Ended
                                                                   June 30,
                                                           -------------------------
                                                              1999          1998
                                                           -----------   -----------
Operating activities:
Net income (loss)                                           $      569    $   (4,141)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                               757           858
       Provision for doubtful accounts                              44           -
       Provision for obsolescence                                   53           675
       Stock option compensation expense                             6           -
       Provision for litigation settlement                         -           1,700
       Gain on disposal of equipment                              (129)          -
       Changes in assets and liabilities used in
        operating activities:
          Accounts receivable                                     (985)         (185)
          Inventory                                                646         2,240
          Prepaid expenses and current assets                     (127)          100
          Accounts payable                                        (440)         (387)
          Due to shareholder                                       -              (2)
          Deferred revenues                                        (62)          330
          Income taxes                                             221           -
          Employee and agent compensation                           77            27
                                                           -----------   -----------
Net cash provided by (used in) operating activities                630         1,215

Investing activities:
Purchases of property                                             (144)         (966)
Capitalized software development costs                             (60)         (173)
Patent and license expenditures                                    (33)         (125)
Proceeds from sale of equipment                                    281           -
                                                           -----------   -----------
Net cash provided by (used in) investing activities                 44        (1,264)

Financing activities:
Proceeds from short-term borrowings                              1,300           500
Repayments of short-term borrowings                             (1,300)         (500)
Repayments of due to shareholder                                  (454)          -
                                                           -----------   -----------
Net cash provided by financing activities                         (454)          -

Effect of foreign exchange rate changes                           (160)            1
                                                           -----------   -----------

Net change in cash                                                  60           (48)
Cash at the beginning of the period                                429         2,050
                                                           -----------   -----------
Cash at the end of the period                               $      489    $    2,002
                                                           ===========   ===========
Noncash items:
   Conversion of settlement liability into common
     stock                                                  $      400    $      -
   Conversion of portion of due to shareholder
     into common stock                                      $      455    $      -


See accompanying notes.

                                DTM Corporation

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of DTM Corporation ("DTM" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and related footnotes of the Company for the year ended December 31, 1998 as disclosed in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

2.  Inventory

Inventory consisted of the following (in thousands):

                                                 March 31,    December 31,
                                                   1999          1998
                                                --------------------------

          Raw materials and purchsed parts       $  2,046     $  1,809
          Finished goods                              893        1,776
                                                --------------------------
                                                    2,939        3,585
          Reserve for obsolesence                    (182)        (129)
                                                --------------------------
                                                 $  2,757     $  3,456
                                                ==========================


3.  Financing Arrangements

    In June 1999, the Company entered into a $2.5 million credit facility with a bank. This line of credit is collateralized solely by the Company's assets. Borrowings under this line of credit bear interest at the bank's prime rate plus 2% and mature in June 2000. All customer remittances are applied against any outstanding borrowings. The borrowing base includes a percentage of eligible domestic and international trade accounts receivable and finished goods inventories of the parent company. The inclusion of inventories in the borrowing base is further limited to $400,000. At June 30, 1999, the borrowing base was approximately $2.2 million and there were no outstanding loans.

    This line of credit requires the Company to maintain at least $3.2 million in tangible net worth. At June 30, 1999, the Company's tangible net worth, for the purposes of this financial covenant, was approximately $4.8 million.

4.  Contingencies

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

                                DTM Corporation

                  Notes to Consolidated Financial Statements
                                  (Unaudited)


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

5.  Common Stock


    On February 4, 1999, the Company issued 334,485 shares of common stock in satisfaction of the final $400,000 portion of the settlement of the shareholder class action litigation.

    On June 11, 1999, the Company issued 352,167 shares of common stock in satisfaction of a $455,000 portion of its Due to Shareholder obligation.

    At June 30, 1999, the Company had reserved 1,268,659 shares of common stock for issuance in connection with the 1999 Stock Option Plan (907,755 shares) and for exercise of outstanding options issued in connection with the IPO in May 1997 under the effectively discontinued Equity Appreciation Plan (360,904 shares). The 1999 Stock Option Plan was approved by Shareholders at the May 25, 1999 Annual Meeting.

6.  Stock Option Plans

    During the six months ended June 30, 1999, 382,500 option shares were granted to employees and a Director at a weighted average exercise price of $1.28 per share. The 1999 grants were made at exercise prices equal to the market value of the DTM common stock on the date of the grant and vest over three years. In this same period, no options were exercised and 57,917 option shares were canceled. At June 30, 1999, there were 959,804 option shares outstanding at a weighted average exercise price of $2.40 per share.

         A summary of information about stock options outstanding and exercisable at June 30, 1999 is as follows:



                 Weighted-Average      Options         Options
                  Exercise Price     Outstanding     Exercisable
                  --------------     -----------     -----------

                     $  1.25           328,300            -
                     $  1.47            54,000            -
                     $  2.00           100,000          35,000
                     $  2.06            61,600          21,560
                     $  2.23           339,872         339,872
                     $  8.03            55,000          38,500
                     $ 13.53            17,578          17,578
                     $ 14.67             3,454           3,454
                                     -----------     -----------
                      Total            959,804         455,964
                                     ===========     ===========

                                DTM Corporation

                  Notes to Consolidated Financial Statements
                                  (Unaudited)


7.  Earnings Per Share

    Common stock equivalents includes shares which would be issued upon exercise of stock options. Common stock equivalents amounted to 22,063 in the three month and six month period ended June 30, 1999. There were no common stock equivalents in the three month and six month period ended June 30, 1998.

8.  Geographic and Customer Information


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

                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                          ---------------------   ---------------------
                                            1999        1998        1999        1998
                                          ---------   ---------   ---------   ---------
Revenues from external customers:
   North America                           $  3,513    $  3,520    $  7,521    $  6,053
   Europe                                     2,256       2,944       5,085       4,948
   PacRim                                     1,830       1,015       2,965       2,312
                                          ---------   ---------   ---------   ---------
                                           $  7,599    $  7,479    $ 15,571    $ 13,313
                                          =========   =========   =========   =========


9.  Comprehensive Income

    Comprehensive income (loss) for the three months ended June 30, 1999 and 1998 was $189,000 and $(2,751,000), respectively. Comprehensive income (loss) for the six months ended June 30, 1999 and 1998 was $409,000 and $(4,140,000), respectively. The difference between comprehensive loss and net loss is comprised of the effect of currency translation adjustments and hedging activity in accordance with Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency and hedging activity, excluded from net loss, is presented in the Condensed Consolidated Balance Sheets as "Accumulated other comprehensive loss."

10.  New Accounting Standards

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

     The introduction of the new Sinterstation 2500plusTM in August of 1998 was the culmination of a year-long project to design a system with a lower manufactured cost that would permit the Company to be more price competitive while improving its gross margins. Mainly as a result of the Sinterstation 2500 plus, total gross margins improved to approximately 50% beginning in the fourth quarter of 1998. These higher gross margins allowed the Company to become profitable beginning in the fourth quarter of 1998.

     On February 12, 1999, an investment partnership of independent investors affiliated with Proactive Finance Group, LLC ("Proactive") acquired BFGoodrich's remaining 47.7% interest in DTM. DTM now operates as an independent company.

Results Of Operations

     The following table sets forth for the periods indicated certain income statement data as a percentage of our total revenues and certain sales data.


                                           Second            Second             Six               Six
                                          Quarter           Quarter            Months            Months
                                            1999              1998              1999              1998
                                      ----------------  ----------------  ----------------  ----------------

Revenues                                        100.0%            100.0%            100.0%            100.0%
Gross profit                                     53.3              31.6              53.5              35.9
Selling, general and administrative              38.3              34.8              39.8              40.2
Research and development                         10.4              11.4               9.3              13.8
Provision for litigation settlement                 -              22.7                 -              12.8
Operating income                                  4.6             (37.3)              4.4             (31.0)
Gain on sales of equipment                        1.0                 -               0.8                 -
Interest expense                                 (0.3)             (0.2)             (0.2)             (0.2)
Income (loss) before income taxes                 5.4             (37.5)              5.1             (31.1)
Income tax expense                               (1.5)                -              (1.4)                -
Net income (loss)                                 3.9             (37.5)              3.7             (31.1)

Revenues components:
  Product sales                                  87.6              88.1              87.7              86.8
  Service and support revenues                   12.4              11.9              12.3              13.2
  Total                                         100.0             100.0             100.0             100.0

Gross margin details:
  Products                                       55.4              30.3              55.4              35.0
  Service and support                            38.4              41.7              39.7              41.2
  Total                                         53.33              31.6              53.5              35.9

Revenues from external customers:
  North America                                  46.2              47.1              48.3              45.5
  Europe                                         29.7              39.4              32.7              37.2
  PacRim                                         24.1              13.6              19.0              17.4
  Total                                         100.0             100.0             100.0             100.0


     Revenues. Revenues increased 1.6% to $7.6 million in second quarter of 1999, compared to $7.5 million in the second quarter of 1998. Revenues derived from customers in North America in the second quarter of 1999 at $3.5 million were flat with the second quarter of 1998. For the first six months of 1999, revenues increased 17.0% to $15.6 million, compared to $13.3 million in the in the first six months of 1998. Revenues derived from customers in North America in the first half of 1999 increased by approximately 24.3% to $7.5 million, compared to $6.1 million in the first half of 1998. The increase in revenues was primarily due to higher unit volumes of Sinterstation Systems and powdered materials in the first six months of 1999 over the first six months of 1998.

     Revenues in past periods may not be indicative of revenues in the future, which may be affected by other business environment and risk factors discussed below, as well as other factors included elsewhere herein.

     Gross Profit. Gross profit was $4.1 million, or 53.3% of revenues, in the second quarter of 1999, compared to $2.4 million, or 31.6% of total revenues, in the second quarter of 1998. The increase in gross profit and gross profit as a percentage of revenues in the second quarter of 1999 primarily was due to the decreased manufactured cost of the Sinterstation 2500plusTM that was introduced in August of 1998 and replaced both previous models. For the first six months of 1999, gross profit was $8.3 million, or 53.5% of total revenues, compared to $4.8 million, or 35.9% of total revenues, in the first six months of 1998. The increase in gross profit primarily was due to higher unit volumes of Sinterstation Systems and sintering materials and to an increase in services. The increase in gross margin to over 50% was primarily due to the decreased manufactured cost of the Sinterstation 2500plusTM that was introduced in August of 1998 and replaced both previous models.

     Past gross margins are not necessarily indicative of future gross margins. Currency changes, changes in mix and changes in material and labor costs, may have an adverse effect on gross margins

     Selling, General and Administrative Expense. Selling, general and administrative expense was $2.9 million, or 38.3% of revenues, in the second quarter of 1999, compared to $2.6 million, or 34.8% of revenues, in the second quarter of 1998. Selling, general and administrative expense was $6.2 million, or 39.8% of revenues, in the first six months of 1999, compared to $5.4 million, or 40.2% of revenues, in the first six months of 1998. The decrease as a percentage of total revenues during the first six months of 1999 primarily was due to a proportionately higher growth in total revenues, while holding selling, general and administrative expense relatively flat. Selling, general and administrative expense may vary as a percentage of revenues in the future.

     Research and Development Expense. Research and development expense was $788,000, or 10.4% of revenues, in the second quarter of 1999, compared to $855,000, or 11.4% of revenues, in the second quarter of 1998. Research and development expense was $1.5 million, or 9.3% in the first six months of 1999, compared to $1.8 million in the first six months of 1998. The higher 1998 expense levels were, primarily, due to costs associated with multiple significant new product development projects that were commenced in 1997 and culminated in 1998 with the introduction of several new material systems and the new Sinterstation Model 2500plusTM. The Company plans to continue its commitment to research and development at approximately the current level of spending, as the Company believes that the markets for its products are characterized by technological innovation for hardware, software and powdered materials. Research and development expense may increase in absolute dollars in future periods, and such expenditures may vary as a percentage of sales.

     There can be no assurance that the Company's research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be already affected by other factors which are beyond the Company's control.

     Provision For Litigation Settlement. In 1998, DTM settled the shareholder class action lawsuit pending against it. The charge to its second quarter statement of operations in the amount of $1.7 million, consisted of $3.0 million, the proposed value of the settlement, and $200,000 in other costs, net of the insurance recovery of $1.5 million. There was no corresponding charge in 1999.

     Gain on Sale of Assets. In the second quarter of 1999, the Company continued to sell used Sinterstation 2500 and 2000 Systems under a program announced in the third quarter of 1998 to sell systems that had been used internally for development and support activities or under a discontinued rental program. The Company recognized a net gain of $79,000 on those sales in the second quarter of 1999 and $129,000 in the first six months of 1999.

     Interest Expense. Net interest expense for the second quarter of 1999 was $21,000, compared to $14,000 for the second quarter of 1998. Net interest expense for the first six months of 1999 was $$28,000, compared to $20,000 in the first six months of 1998.

     Income Taxes. As a result the recent change in control, utilization of net operating loss carryforwards will be subject to additional annual limits. In the first quarter of 1999, the Company provided for income taxes at an estimated
28% annual effective rate.

     Net Income (Loss). The Company had net income of $295,000 in the second quarter of 1999, compared to a net loss of $2.8 million in the second quarter of 1998. This $3.1 million favorable change was primarily due to substantially improved product gross margins in 1999 and the 1998 provision for litigation of $1.7 million. For the first six months of 1999, the Company had net income of $569,000, compared to a net loss of $4.1 million in the first six months of 1998. This $4.7 million favorable change was primarily due to increased revenues and substantially improved gross margins in 1999 and the 1998 provision for litigation of $1.7 million.


Liquidity and Capital Resources

     During the first six months of 1999, operating activities provided $630,000 in net cash, compared to $1.2 million provided in the comparable period of 1998.

     Accounts receivable, less allowance, represented approximately 73 days of quarter sales at June 30, 1999, compared to 54 days at December 31, 1998. This increase in days of quarter sales outstanding was primarily due to second quarter sales heavily weighted to the end of the quarter. Inventory, less allowance, represented approximately 70 days quarter costs on hand at June 30, 1999, compared to 75 at December 31, 1998.

     The Company's investing activities include expenditures for patents and licenses, capitalized software costs and furniture and equipment, principally consisting of the Company's Sinterstation Systems built for internal use and rental purposes. Capital expenditures for the three months ended June 30, 1999 were [less than the proceeds from fixed asset sales].

     For 1999, the Company has planned for approximately $800,000 in capital expenditures. This includes an additional Sinterstation 2500plusTM System to support the new platform and Year 2000 compliance expenditures. The Company intends to fund this additional investment from operations.

     DTM obtained a $2.5 million credit facility with Silicon Valley Bank in the second quarter of 1999. The one-year credit facility will accrue interest at prime plus 2% per annum and is secured by the corporate assets of DTM. At June 30, 1999, no amounts were outstanding under this facility and approximately $2.2 million was available to be borrowed.

     In the second quarter of 1999, DTM repaid a due to shareholder liability of approximately $909,000. DTM satisfied this liability by making a payment of $454,274 in cash borrowed under the new credit facility with Silicon Valley Bank and by issuing 352,167 additional shares of DTM common stock. After the transaction, DTM Acquisition Company, L.P. owns approximately 50.3% of the outstanding capital stock of DTM.

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

     The Company has begun to develop a plan to upgrade or replace its internal information technology to comply with Year 2000 requirements and begun to evaluate packaged software solutions to assess Year 2000 compliance. The Company currently expects this compliance project to be substantially completed by September 1999 and to cost between $90,000 and $150,000. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. The Company does not expect this project to have a significant effect on its operations. As of June 30, 1999, approximately $90,000 has been expensed in regard to this project. Such expenses are being funded through operating cash flows. In a worst case scenario, the Company believes its information systems might not properly account for amounts due from customers or due to suppliers at the end of 1999 and the preparation of its financial statements may be delayed.

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

Possible Delisting of Securities from The Nasdaq National Market; Limited Liquidity of Trading Market

     Shares of the Company's Common Stock are quoted on the National Market System ("NMS") of The Nasdaq Stock Market ("Nasdaq"). Nasdaq has recently promulgated new rules that make continued listing of companies on the NMS more difficult and has significantly increased its enforcement efforts with regard to the Nasdaq standards for such listing. The Company has been having difficulty maintaining one such standard, the $5.0 million market value of public float requirement. Public float is defined for purposes of this calculation as shares that are not held directly or indirectly by any officer or director of the Company or any person who is the beneficial owner of more than 10 percent of the total shares outstanding. On June 30, 1999, the Company's public float was believed to be no less than 3,464,146 shares of Common Stock and the minimum bid price was $1.34 per share. This resulted in a market value of public float of $4,642,000. The Company plans to seek an appeal of any attempt by Nasdaq to delist the Company's securities. However, there can be no assurance that such an appeal would be successful and, therefore, that the Company could avoid having its securities delisted.

     In addition, Nasdaq also requires companies whose stock is included for quotation on the NMS maintain $4,000,000 in net tangible assets and a minimum bid price of $1.00. As of June 30, 1999, the Company had net tangible assets of $6,101,000, for such purpose and the minimum bid price was in excess of $1.00. While the Company believes it is currently in compliance with these standards, if the Company fails to continue to satisfy these requirements, its Common Stock may be delisted from the NMS.

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

International Operations

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

Control of the Company

     Proactive currently controls approximately 50.3% of the outstanding Common Stock. At this percentage, Proactive could control elections of the Company's Board of Directors and could control or substantially affect the outcome of most matters submitted to the Company's shareholders for their vote or consent. Proactive could also cause, prevent or delay a change in control of the Company.

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

Year 2000 Compliance

     The Company has begun an evaluation of its internal information technology and non-information systems to assess Year 2000 compliance and has a plan to bring all such systems into compliance by September 1999. There can be no assurance that the project will identify and address all significant Year 2000 problems in a prompt and cost-effective manner. Furthermore, the Company has not adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner. A delay in completion of the Company's compliance project or any unforeseen Year 2000 problems, if not fixed, could have a material adverse effect on the Company's business financial condition and results of operations. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

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

     DTM employees hold immediately exercisable options to purchase 455,964 shares of Common Stock. The Company registered the issuance and the sale of the shares of Common Stock that would be issued upon exercise of options under the stock option plans on a Form S-8 Registration Statements. As a result, the Common Stock acquired by employees of DTM upon exercise of options outstanding under the stock option plans will be freely tradeable (subject to compliance with certain provisions of Rule 144, in the case of affiliates of the Company).

     The non-cash component of the settlement of the shareholder class action resulted in the issuance of 334,485 shares of the Company's Common Stock into a settlement escrow on February 4, 1999. Such shares are freely tradable. The escrow agent has advised the Company, that the escrow agent intends to sell such shares prior to the distribution to the recipients of the settlement. Sales of Common Stock into the market by the escrow agent or, if distributed, the recipients of the settlement could cause a decline in the price of such stock.

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

                                    PART II
                               OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the 1999 Annual Meeting of the Shareholders of DTM the following matters were voted as follows:

   Proposal 1:  To elect five directors to the Company's Board of Directors to serve until the next annual meeting or until their respective successors are duly elected and qualified as follows:


                                 # of Shares                       # of Shares
                                ------------                      ------------
   Lawrence Goldstein      For    6,440,783  Withheld Authority       32,150
   Anthony Mariotti        For    6,440,783  Withheld Authority       32,150
   John S. Murchison, III  For    6,415,078  Withheld Authority       57,855
   Thomas G. Ricks         For    6,440,733  Withheld Authority       32,200
   James B. Skaggs         For    6,440,783  Withheld Authority       32,150

   Proposal 2:  To approve the adoption of the DTM Corporation 1999 Stock Option
                Plan:

                                 # of Shares        # of Shares      # of Shares
                                 -----------        -----------      -----------
                           For    3,962,637  Against  125,200  Abstain   55,075

   Proposal 3:  To ratify the appointment of Ernst & Young LLP as independent auditors of DTM Corporation for the fiscal year ending December 31, 1999:

                                 # of Shares        # of Shares      # of Shares
                                 -----------        -----------      -----------
                           For    6,436,313  Against   10,100  Abstain   26,520

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

               Exhibit 4.2 Registration rights agreement with DTM Acquisition
                Company, L.P., dated June 11, 1999

               Exhibit 10.21 Debt Repayment Agreement, dated as of April 12,
                1999, between DTM and DTM Acquisition Company, L.P.

               Exhibit 10.22 1999 Management Incentive Plan adopted March 17,
                1999

               Exhibit 27.1 - Current Financial Data Schedule for the quarter ended June 30, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 1999

                                  DTM CORPORATION
                                  (Registrant)


                                  By:  /s/ John S. Murchison, III
                                     ----------------------------------
                                          John S. Murchison, III
                                          President and Chief Executive Officer


                                  By:  /s/ Geoffrey W. Kreiger
                                     ----------------------------------
                                          Geoffrey W. Kreiger
                                          Vice President of Finance, Treasurer
                                          and Secretary

                               Index to Exhibits
                               -----------------

Number                         Description
------                         -----------

4.2 Registration rights agreement with DTM Acquisition Company, L.P., dated June 11, 1999

10.21     Debt Repayment Agreement, dated as of April 12, 1999

10.22     1999 Management Incentive Plan adopted March 17, 1999

27.1      Current Financial Data Schedule for the quarter ended June 30, 1999