Form 10-Q
period 1999-09-30
DTM CORP /TX/
filed 1999-11-15
CIK 1014552

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended September 30, 1999
                                      Or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED) For the transition period from     to

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

As of October 15, 1999, the latest practicable date, the Registrant had 6,973,503 outstanding shares of Common Stock.


================================================================================

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                DTM Corporation

          Condensed Consolidated Statements of Operations (unaudited)
               (In thousands, except share and per share amounts)



                                               Three Months Ended               Nine Months Ended
                                                  September 30,                   September 30,
                                           --------------------------      ---------------------------
                                              1999            1998            1999             1998
                                           ----------      ----------      ----------       ----------
Revenues:
    Products                               $    6,568      $    5,063      $   20,216       $   16,624
    Service and support                         1,068             839           2,991            2,591
                                           ----------      ----------      ----------       ----------
                                                7,636           5,902          23,207           19,215
 Cost of sales:
    Products                                    3,090           2,779           9,171           10,289
    Service and support                           911             602           2,071            1,632
                                           ----------      ----------      ----------       ----------
                                                4,001           3,381          11,242           11,921
                                           ----------      ----------      ----------       ----------

 Gross Profit                                   3,635           2,521          11,965            7,294

 Operating expenses:
    Selling, general and                        2,654           2,876           8,845            8,227
    administrative
    Research and development                      706             850           2,156            2,693
    Provision for litigation settlement             -               -               -            1,700
                                           ----------      ----------      ----------       ----------
                                                3,360           3,726          11,001           12,620
                                           ----------      ----------      ----------       ----------

 Operating income (loss)                          275          (1,205)            964           (5,326)

 Other income (expense):
    Interest expense, net                         (26)            (10)            (54)             (30)
    Gain on sale of assets                          -             258             129              258
                                           ----------      ----------      ----------       ----------
                                                  (26)            248              75              228
                                           ----------      ----------      ----------       ----------

 Income (loss) before income taxes                249            (957)          1,039           (5,098)

 Income tax expense                               (68)              -            (289)               -
                                           ----------      ----------      ----------       ----------

 Net income (loss)                         $      181      $     (957)     $      750       $   (5,098)
                                           ==========      ==========      ==========       ==========

 Basic and diluted
   earnings (loss) per share               $     0.03      $    (0.15)     $     0.11       $    (0.81)
                                           ==========      ==========      ==========       ==========
 Weighted-average number of shares
    outstanding                             6,989,265       6,286,851       6,737,404        6,286,851
                                           ==========      ==========      ==========       ==========

See accompanying notes.

                                DTM Corporation

               Condensed Consolidated Balance Sheets (unaudited)
                      (In thousands, except share amounts)


                                                                                            September 30,      December 31,
                                                                                                1999              1998
                                                                                            -------------      ------------
Assets
Current assets:
     Cash                                                                                   $         671      $        429
     Accounts receivable, net                                                                       6,354             5,186
     Inventory                                                                                      3,492             3,456
     Prepaid expenses and other                                                                       466               262
                                                                                            -------------      ------------
 Total current assets                                                                              10,983             9,333
 Property, net                                                                                      1,331             1,388
 Capitalized software development costs, net                                                          457               629
 Patent and license fees, net                                                                         785               956
                                                                                            -------------      ------------
 Total assets                                                                               $      13,556      $     12,306
                                                                                            =============      ============

 Liabilities and shareholders' equity
 Current liabilities:
     Line of credit                                                                         $         925      $          -
     Accounts payable                                                                               2,884             3,090
     Due to shareholder                                                                                 -               909
     Deferred revenues and customer deposits                                                        2,140             2,185
     Employee and agent compensation                                                                  883               891
     Income taxes                                                                                     289                 -
     Accrued litigation settlement - stock portion                                                      -               400

 Total current liabilities                                                                          7,121             7,475

 Shareholders' equity:
     Common stock, 6,973,503 shares outstanding at September 30, 1999
        and 6,286,851a t December 31, 1998                                                              1                 1
     Additional paid-in capital                                                                    54,016            53,161
     Accumulated deficit                                                                          (47,585)          (48,335)
     Accumulated other comprehensive income                                                             3                 4
                                                                                            -------------      ------------
 Total shareholders' equity                                                                         6,435             4,831
                                                                                            -------------      ------------
 Total liabilities and shareholders' equity                                                 $      13,556      $     12,306
                                                                                            =============      ============

See accompanying notes.

                                DTM Corporation

          Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)


                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                           ---------------------
                                                                                             1999          1998
                                                                                           -------       -------
Operating activities:
 Net income (loss)                                                                         $   750       $(5,098)
 Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
         Depreciation and amortization                                                       1,063         1,525
         Provision for doubtful accounts                                                        44             -
         Provision for obsolescence                                                             91           675
         Provision for litigation settlement                                                     -           400
         Gain on disposal of equipment                                                        (129)         (258)
         Changes in assets and liabilities used in operating activities:
             Accounts receivable                                                            (1,212)        1,001
             Inventory                                                                        (127)        1,056
             Prepaid expenses and current assets                                              (204)          203
             Accounts payable                                                                 (206)         (423)
             Due to shareholder                                                                  -            (2)
             Deferred revenues                                                                 (45)          562
             Income taxes                                                                      289             -
             Accrued litigation settlement                                                       -         1,244
             Employee and agent compensation                                                    (8)         (329)
                                                                                           -------       -------
 Net cash provided by operating activities                                                     306           556

 Investing activities:
 Purchases of property                                                                        (667)       (1,184)
 Capitalized software development costs                                                        (99)         (231)
 Patent and license expenditures                                                               (49)         (121)
 Proceeds from sale of equipment                                                               281         1,016
                                                                                           -------       -------

 Net cash (used in) investing activities                                                      (534)         (520)

 Financing activities:
 Proceeds from short-term borrowings                                                         3,025           500
 Repayments of short-term borrowings                                                        (2,100)         (675)
 Repayments of due to shareholder                                                             (454)            -
                                                                                           -------       -------

 Net cash provided by (used in) financing activities                                           471          (175)

 Effect of foreign exchange rate changes                                                        (1)          100
                                                                                           -------       -------

 Net change in cash                                                                            242           (39)
 Cash at the beginning of the period                                                           429         2,050
                                                                                           -------       -------
 Cash at the end of the period                                                             $   671       $ 2,011
                                                                                           =======       =======
 Noncash items:
    Conversion of settlement liability into common stock                                   $   400       $     -
    Conversion of portion of due to shareholder into common stock                          $   455       $     -

See accompanying notes.

                                DTM Corporation

                    Notes to Condensed Financial Statements
                                  (Unaudited)

1.   Basis of Presentation


     The accompanying unaudited condensed consolidated financial statements of DTM Corporation ("DTM" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and related footnotes of the Company for the year ended December 31, 1998 as disclosed in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

2.   Inventory

Inventory consisted of the following (in thousands):

                                                            September 30,     December 31,
                                                               1999              1998
                                                          ---------------------------------
           Raw materials and purchased parts                $     2,996         $    1,809
           Finished goods                                           691              1,776
                                                          ---------------------------------
                                                                  3,687              3,585
           Reserve for obsolesence                                 (195)              (129)
                                                          ---------------------------------
                                                            $      3,492        $     3,456
                                                          =================================

3.   Financing Arrangements

     In June 1999, the Company entered into a $2.5 million credit facility with a bank. This line of credit is collateralized solely by the Company's assets. Borrowings under this line of credit bear interest at the bank's prime rate plus 2% and mature in June 2000. All customer remittances are applied against any outstanding borrowings. The borrowing base includes a percentage of eligible domestic and international trade accounts receivable and finished goods inventories of the parent company. The inclusion of inventories in the borrowing base is further limited to $500,000. At September 30, 1999, the borrowing base was approximately $2.4 million and the outstanding loan balance was approximately $925,000.

     This line of credit requires the Company to maintain at least $3.2 million in tangible net worth. At September 30, 1999, the Company's tangible net worth, as defined in the loan agreement, was approximately $5.2 million.

4.   Contingencies

     In the ordinary course of business, the Company becomes involved in legal proceedings and claims. The Company also has been involved in litigation with regards to its patents. In one such instance, the Company has initiated patent infringement litigation in France, Germany and Italy against a competitor and against one of that competitor's customers. The Company also initiated patent infringement litigation in Japan against the competitor's distributor in the Pacific Rim. In each of these cases, the Company alleges that the competitor is selling rapid prototyping systems in Europe and Japan that make unauthorized use of selective laser sintering technology covered by the European and Japanese patents under which the Company has exclusive rights, and in each case the Company is seeking injunctive relief and damages. It is anticipated that this litigation will be pursued in conjunction with European and Japanese proceedings in

                                DTM Corporation

                    Notes to Condensed Financial Statements
                                  (Unaudited)


which the competitor has opposed the validity of those European and Japanese patents. Hearings have begun in the German, French, Italian and Japanese lawsuits. It is not possible at this time to predict the outcome of these proceedings.

     In September 1999, the Japanese court issued a preliminary injunction against this competitor's distributor in the Pacific Rim which bars the sale of the competitor's infringing rapid prototyping system in Japan. The Japanese court also seized an infringing system in the distributor's possession. Prior to this ruling, DTM was required to place 20 million Yen, approximately $200,000, on deposit with the court in case the ruling was reversed and damages caused by the preliminary injunction could be proved. The competitor has informed DTM that it intends to file motions to appeal the preliminary injunction and to begin the main trial on the infringement claim. It is not possible at this time to predict the impact, if any, the recent events may have on the outcome of these proceedings.

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

5.   Common Stock


     On February 4, 1999, the Company issued 334,485 shares of common stock in satisfaction of the final $400,000 portion of the 1998 settlement of the shareholder class action litigation. On June 11, 1999, the Company issued 352,167 shares of common stock in satisfaction of a $455,000 portion of its Due to Shareholder obligation.

     At September 30, 1999, the Company had reserved 1,260,493 shares of common stock for issuance in connection with the 1999 Stock Option Plan (907,755 shares) and for exercise of outstanding options issued in connection with the IPO in May 1997 under a prior plan (352,738 shares). The 1999 Stock Option Plan was approved by Shareholders at the May 25, 1999 Annual Meeting.

6.   Stock Option Plans


     At September 30, 1999, there were 940,838 option shares outstanding at a weighted average exercise price of $2.39 per share. A summary of information about stock options outstanding and exercisable at September 30, 1999 is as follows:

               Weighted-Average         Options           Options
                Exercise Price        Outstanding       Exercisable
                --------------        -----------       -----------
                   $  1.25              322,000              -

                   $  1.47               54,000              -

                   $  2.00              100,000            35,000

                   $  2.06               59,100            20,685

                   $  2.23              332,334           332,334

                   $  8.03               53,000            37,100

                   $ 13.53               17,264            17,264

                   $ 14.67                3,140             3,140
                                        -------           -------

                   Total                940,838           445,523
                                        =======           =======


                                DTM Corporation

                    Notes to Condensed Financial Statements
                                  (Unaudited)


     During the nine months ended September 30, 1999, 382,500 option shares were granted to employees and a Director at a weighted average exercise price of $1.28 per share. The 1999 grants were made at exercise prices equal to the market value of the DTM common stock on the date of the grant and vest over three years. In this same period, no options were exercised and 76,883 option shares were canceled.

7.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

                                                  Three Months Ended                Nine Months Ended
                                                    September 30,                     September 30,
                                              --------------------------      --------------------------
                                                 1999            1998            1999            1998
                                              ----------      ----------      ----------      ----------
Numerator for both basic and
diluted earnings per share:
     Net income (loss)                        $      181      $     (957)     $      750      $   (5,098)
                                              ==========      ==========      ==========      ==========

 Denominator:
     Denominator for basic earnings
       per share -- weighted average
       shares                                  6,973,503       6,286,851       6,721,642       6,286,851

     Effect of dilutive securities:
       Employee stock options                     15,762               -          15,762               -

     Dilutive potential common shares
       Denominator for diluted earnings
       per share -- weighted average
       shares and assumed conversions          6,989,265       6,286,851       6,737,404       6,286,851
                                              ==========      ==========      ==========      ==========

 Basic earnings (loss) per share              $     0.03      $    (0.15)     $     0.11      $    (0.81)
                                              ==========      ==========      ==========      ==========
 Diluted earnings (loss) per share            $     0.03      $    (0.15)     $     0.11      $    (0.81)
                                              ==========      ==========      ==========      ==========

8.   Geographic and Customer Information


     The following is a summary of geographic area data for the interim periods (in thousands):

                                                  Three Months Ended                Nine Months Ended
                                                    September 30,                     September 30,
                                              --------------------------      --------------------------
                                                 1999            1998            1999            1998
                                              ----------      ----------      ----------      ----------
Revenues from external
 customers:
    North America                             $    3,206      $    3,133      $   10,727      $    9,186
    Europe                                    $    2,951      $    1,905           8,036           6,853
    PacRim                                    $    1,479      $      864           4,444           3,176
                                              ----------      ----------      ----------      ----------
                                              $    7,636      $    5,902      $   23,207      $   19,215
                                              ==========      ==========      ==========      ==========

                                DTM Corporation

                    Notes to Condensed Financial Statements
                                  (Unaudited)

9.   Comprehensive Income

     The difference between comprehensive income (loss) and net income (loss) for the periods presented is comprised of the effect of currency translation adjustments and hedging activity in accordance with Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency and hedging activity, excluded from net income (loss), is presented in the Condensed Consolidated Balance Sheets as "Accumulated other comprehensive income." The following table sets forth the computation of comprehensive income (loss) for the periods indicated (in thousands):

                                                  Three Months Ended                Nine Months Ended
                                                    September 30,                     September 30,
                                              --------------------------      --------------------------
                                                 1999            1998            1999            1998
                                              ----------      ----------      ----------      ----------
Net income (loss)                             $      181      $     (957)     $      750      $   (5,098)

Cummulative translation
  adjustment:
      Beginning of period                           (156)           (166)              4            (167)
      End of period                                    3             (67)              3             (67)
                                              ----------      ----------      ----------      ----------
      Change in period                               159              99              (1)            100
                                              ----------      ----------      ----------      ----------

Comprehensive income (loss)                   $      340      $     (858)     $      749      $   (4,998)
                                              ==========      ==========      ==========      ==========

10.  New Accounting Standards

     In June 1999, the Accounting Standards Board issued Statement of Financial Accounting Standards Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of Financial Accounting Standards Board ("FASB") Statement No. 133." This Statement defers adoption of FASB Statement No. 133 until January 1, 2001.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair market value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings.

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

Overview


     DTM Corporation designs, develops, manufactures, markets and supports, on an international basis, rapid prototyping and rapid tooling systems and related powdered sintering materials and services. The Company's Sinterstation Systems and powdered sintering materials are based on proprietary and patented selective laser sintering technology. DTM was incorporated in 1987 and completed its initial public offering ("IPO") of Common Stock in May 1997. Since 1992, DTM has shipped over 275 Sinterstation Systems worldwide.

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

     The introduction of the new Sinterstation 2500plusTM in August of 1998 was the culmination of a year-long project to design a system with a lower manufactured cost that would permit the Company to be more price competitive while improving its gross margins. Mainly as a result of the Sinterstation 2500 plus, product gross margins improved to approximately 50% beginning in the fourth quarter of 1998. These higher gross margins allowed the Company to become profitable beginning in the fourth quarter of 1998.

     On February 12, 1999, an investment partnership of independent investors affiliated with Proactive Finance Group, LLC ("Proactive") acquired BFGoodrich's interest in DTM, which at that time represented a 47.7% interest. In June 1999, Proactive increased its ownership interest in DTM to 50.3%.

Results Of Operations

     The following table sets forth for the three months and nine months ended September 30, 1999 and 1998 certain income statement data as a percentage of our total revenues and certain sales data.


                                           Third             Third              Nine              Nine
                                          Quarter           Quarter            Months            Months
                                            1999              1998              1999              1998
                                            ----              ----              ----              ----

Revenues                                   100.0%            100.0%            100.0%            100.0%
Gross profit                                47.6              42.7              51.6              38.0
Selling, general and
 administrative                             34.8              48.7              38.1              42.8
Research and development                     9.2              14.4               9.3              14.0
Provision for litigation
 settlement                                    -                 -                 -               8.8
Operating income                             3.6             (20.4)              4.2             (27.7)
Gain on sales of equipment                     -               4.4               0.6               1.3
Interest expense                            (0.3)             (0.2)             (0.2)             (0.2)
Income (loss) before income taxes            3.3             (16.2)              4.5             (26.5)
Income tax expense                          (0.9)                -              (1.2)                -
Net income (loss)                            2.4             (16.2)              3.2             (26.5)

Revenues components:
  Product sales                             86.0              85.8              87.1              86.5
  Service and support revenues              14.0              14.2              12.9              13.5
  Total                                    100.0             100.0             100.0             100.0

Gross margin details:
  Products                                  53.0              45.1              55.6              38.1
  Service and support                       14.7              28.2              30.8              37.0
  Total                                     47.6              42.7              51.6              38.0

Revenues from external customers:
  North America                             42.0              53.1              46.2              47.8
  Europe                                    38.6              32.3              34.6              35.7
  Pacific Rim                               19.4              14.6              19.1              16.5
  Total                                    100.0             100.0             100.0             100.0


Comparison of the Three Months and Nine Months Ended September 30, 1999 and 1998

     Revenues. Revenues increased 29.4% to $7.6 million in third quarter of 1999, compared to $5.9 million in the third quarter of 1998. For the first nine months of 1999, revenues increased 20.8% to $23.2 million, compared to $19.2 million in the in the first nine months of 1998. The increase in revenues was primarily due to higher unit volumes of Sinterstation Systems and powdered materials.

     Unit shipments of Sinterstation Systems increased by 45.5% in the third quarter of 1999 and increased by 23.1% in the first nine months of 1999, compared to the comparable periods of 1998. Average machine and accessory revenue per Sinterstation System sold decreased by 13.7% in the third quarter of 1999 and decreased by 9.9% in the first nine months of 1999, compared to the comparable periods of 1998. These decreases in average revenues realized was primarily due to a trend toward lower pricing overall, regional pricing differences and a trend toward fewer accessories ordered from DTM.

     Shipments of Sinterstation Systems increased the installed base by 30.6% in the third quarter of 1999 and by 31.8% in the first nine months of 1999 over the average installed base in the comparable periods of 1998. Revenues derived from Sintering Materials increased by 39.6% in the third quarter of 1999 and increased by 55.0% in the first nine months of 1999, compared to the comparable periods of

1998. The volume of Sintering materials sold in these periods has increased in line with the growth in the installed base. Revenues derived from these consumables have increased by more than the increase in the installed base. This reflects the higher pricing associated with the 1997-1998 introduction of high performance materials for durable plastic parts that are also believed to be more productive for the user.

     Revenues derived from services provided to the installed base increased by 27.3% in the third quarter of 1999 and increased by 15.4% in the first nine months of 1999, compared to the comparable prior year periods of 1998. Year-to-date, DTM's services revenues have not increased in line with the growth in the installed base. It is believed that this continuing trend reflects the election of customers, especially service bureaus, to perform the repair and maintenance of the machines themselves.

     In the third quarter of 1999, revenues derived from customers in North America comprised 42.0% of total revenues and increased 2.3% to $3.2 million, compared to $3.1 million in the third quarter of 1998. For the first nine months of 1999, revenues derived from customers in North America comprised 46.2% of total revenues and increased 16.8% to $10.7 million, compared to $9.1 million in the first nine months of 1998.

     In the third quarter of 1999, international revenues comprised 58% of total revenues and increased 60.0% to $4.4 million, compared to $2.8 million in the third quarter of 1998. For the first nine months of 1999, international revenues comprised 53.8% of total revenues and increased 24.4% to $12.5 million, compared to $10.0 million in the first nine months of 1998.

     Revenues in past periods may not be indicative of revenues in the future, which may be affected by other business environment and risk factors discussed below, as well as other factors included elsewhere herein.

     Gross Profit. Gross profit was $3.6 million, or 47.6% of revenues, in the third quarter of 1999, compared to $2.5 million, or 42.7% of total revenues, in the third quarter of 1998. . For the first nine months of 1999, gross profit was $12.0 million, or 51.6% of total revenues, compared to $7.3 million, or 38.0% of total revenues, in the first nine months of 1998. For the third quarter of 1999 and for the first nine months of 1999, the increase in gross profit primarily was due to higher unit volumes of Sinterstation Systems and sintering materials. For the third quarter of 1999 and for the first nine months of 1999 the increase in product gross margin to over 50% was primarily due to the decrease in the cost of materials to manufacture the Sinterstation 2500plusTM, compared to the model that it replaced. Product gross profit for the third quarter of 1999 was approximately $100,000 lower than expected primarily due to a supplier quality issue that has since been corrected. Services gross profit was $160,000 lower than expected in the third quarter of 1999 and services gross margin dropped below 30% to 14.7%, primarily due to an unusual grouping of repairs on older models.

     Past gross margins are not necessarily indicative of future gross margins. Currency changes, changes in mix and changes in material and labor costs, may have an adverse effect on gross margins

     Selling, General and Administrative Expense. Selling, general and administrative expense was $2.7 million, or 34.8% of revenues, in the third quarter of 1999, compared to $2.9 million, or 48.7% of revenues, in the third quarter of 1998. The decrease as a percentage of total revenues during the third quarter of 1999 primarily was due to the growth in total revenues, while decreasing selling, general and administrative expense by 7.7%. Selling, general and administrative expense was $8.8 million, or 38.1% of revenues, in the first nine months of 1999, compared to $8.2 million, or 42.8% of revenues, in the first nine months of 1998. The decrease as a percentage of total revenues during the first nine months of 1999 primarily was due to a proportionately higher growth in total revenues, while limiting selling, general and administrative expense to a 7.5% increase. Selling, general and administrative expense may vary as a percentage of revenues in the future.

     Research and Development Expense. Research and development expense was $706,000, or 9.2% of revenues, in the third quarter of 1999, compared to $850,000, or 14.4% of revenues, in the third quarter of 1998. Research and development expense was $2.2 million, or 9.3% of revenues, in the first nine months of 1999, compared to $2.7 million, or 14.0% of revenues, in the first nine months of 1998. The higher 1998 expense levels were primarily due to costs associated with multiple significant new product development projects that were commenced in 1997 and culminated in 1998 with the introduction of several new material systems and the new Sinterstation Model 2500plusTM. The Company plans to continue its commitment to research and development at approximately 10% of revenues, as the Company believes that the markets for its products are characterized by technological innovation for hardware, software and powdered materials. Research and development expense may increase in absolute dollars in future periods, and such expenditures may vary as a percentage of sales.

     There can be no assurance that the Company's research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be already affected by other factors which are beyond the Company's control.

     Provision For Litigation Settlement. In 1998, DTM settled the shareholder class action lawsuit pending against it. The charge to its second quarter of 1998 statement of operations in the amount of $1.7 million, consisted of $3.0 million, the proposed value of the settlement, and $200,000 in other costs, net of the insurance recovery of $1.5 million. There was no corresponding charge in 1999.

    Gain on Sale of Assets. In the third quarter of 1998, the Company announced a program to sell used Sinterstation 2500 and 2000 systems that had been used internally for development and support activities or under a discontinued rental program. That program was completed in the second quarter of 1999 and realized gains of $553,000 and proceeds from the sales of $1.1 million. In the third quarter of 1999, the Company recognized no gains from the sale of assets, compared to $258,000 in gains recognized the third quarter of 1998. For the first nine months of 1999, gains recognized were $129,000, compared to $258,000 in the first nine months of 1998.

     Interest Expense. Net interest expense for the third quarter of 1999 was $26,000, compared to $10,000 for the third quarter of 1998. Net interest expense for the first nine months of 1999 was $54,000, compared to $30,000 in the first nine months of 1998.

     Income Taxes. As a result of the February 1999 change in control of DTM, utilization of net operating loss carryforwards will be subject to additional annual limits of approximately $600,000. In the first nine months of 1999, the Company provided for income taxes at an estimated 28% annual effective rate. There was no tax provision in the first nine months of 1998.

     At September 30, 1999, DTM had approximately $9.1 million of federal net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2002. DTM has not recognized any benefit from the future use of loss carryforwards for these periods due to uncertainties regarding the realization of deferred tax assets based upon the taxable earnings history.

     Net Income (Loss). The Company had net income of $181,000 in the third quarter of 1999, compared to a net loss of $957,000 in the third quarter of 1998. This $1.1 million favorable change was primarily due to increased unit volumes, substantially improved product gross margins and lower operating expenses in 1999. For the first nine months of 1999, the Company had net income of $750,000, compared to a net loss of $5.1 million in the first nine months of 1998. This $5.8 million favorable change was primarily due to increased unit volumes, substantially improved gross margins and flat operating expenses in 1999 and the 1998 provision for litigation of $1.7 million. Net income as a percentage of revenue was 2.4% for the third quarter of 1999 and 3.2% for the first nine months of 1999, compared to losses in the comparable periods of 1998.

     Earnings per share were $0.03 in the third quarter of 1999, compared to a loss per share of $0.15 in the third quarter of 1998. Earnings per share were $0.11 in the first nine months of 1999, compared to a loss per share of $0.81 in the first nine months of 1998.

Liquidity and Capital Resources


     During the first nine months of 1999, operating activities provided $306,000 in net cash, compared to $556,000 provided in the comparable period of 1998.

     Accounts receivable, less allowance, represented approximately 75 days of quarter sales at September 30, 1999, compared to 54 days at December 31, 1998. This increase in days of quarter sales outstanding was primarily due to third quarter sales being heavily weighted to the end of the quarter. Inventory, less allowance, represented approximately 79 days quarter costs on hand at September 30, 1999, compared to 75 at December 31, 1998. This was a planned increase to allow for higher expected production activity in the fourth quarter.

     At September 30, 1999, the Company had sold out of Sinterstation Systems and had a backlog of $1.6 million.

     The Company's investing activities include expenditures for patents and licenses, capitalized software costs and furniture and equipment, principally consisting of the Company's Sinterstation Systems built for internal use. Capital expenditures for the nine months ended September 30, 1999 were $815,000. No significant investments are planned for the balance of 1999.

     DTM obtained a $2.5 million credit facility with Silicon Valley Bank in the second quarter of 1999. The one-year credit facility accrues interest at prime plus 2% per annum and is secured by the corporate assets of DTM. At September 30, 1999, approximately $925,000 was outstanding under this facility and approximately $1.5 million was available to be borrowed.

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

     The Company has replaced its internal information technology with packaged software solutions which purport to comply with Year 2000 requirements. This project cost approximately $150,000. This cost includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business.

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

Possible Delisting of Securities from The Nasdaq National Market; Limited Liquidity of Trading Market

     Shares of the Company's Common Stock are quoted on the National Market System ("NMS") of The Nasdaq Stock Market ("Nasdaq"). Nasdaq has recently promulgated new rules that make continued listing of companies on the NMS more difficult and has significantly increased its enforcement efforts with regard to the Nasdaq standards for such listing. The Company has been having difficulty maintaining one such standard, the $5.0 million market value of public float requirement. The Company is on notice from Nasdaq that it must come into compliance with rule by November 30, 1999 or the listing of its securities on NMS would not be continued. Public float is defined for purposes of this calculation as shares that are not held directly or indirectly by any officer or director of the Company or any person who is the beneficial owner of more than 10 percent of the total shares outstanding. On October 25, 1999, the Company's public float was believed to be no less than 3,460,146 shares of Common Stock and the minimum bid price was $1.031 per share. This resulted in a market value of public float of $3,567,000, 29% below the required amount to meet the Nasdaq NMS rule. At that time, the minimum bid price would have had to have been $1.445 to meet the Nasdaq NMS rule. The Company plans to seek an appeal of any attempt by Nasdaq to delist the Company's securities from the NMS. However, there can be no assurance that such an appeal would be successful.

     In addition, Nasdaq also requires companies whose stock is included for quotation on the NMS maintain $4,000,000 in net tangible assets and a minimum bid price of $1.00. As of September 30, 1999, the Company had net tangible assets of $6,435,000, for such purpose and the minimum bid price was in excess of $1.00. On October 18, 1999, the minimum bid price dipped below $1.00. While the Company believes it is currently in compliance with these requirements, if the Company fails to continue to satisfy these requirements, its Common Stock may be delisted from the NMS.

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

Quarterly Fluctuations in Operating Results

     The Company's revenues and operating results have varied substantially from quarter to quarter and may continue to do so. DTM typically experiences a relatively long lead-time, often from six to 24 months, to complete a Sinterstation System sale and has historically experienced no backlog. Furthermore, new product introductions, seasonality of customer buying patterns and other factors can cause fluctuations in quarterly results. These fluctuations have precluded, and may continue to preclude, the Company from managing its inventories effectively from quarter to quarter. Further, a majority of the sales of the Company's Sinterstation Systems occur at the end of the quarter, often in the last weeks of the quarter. Accordingly, the Company's ability to forecast the timing and amount of specific sales is limited, and the deferral or loss of one or more significant sales could materially adversely affect operating results in a particular quarter. The current 12-week manufacturing cycle of the new Sinterstation System Model 2500plusTM also negatively impacts the Company's ability to control its inventories. The failure of the Company to complete a particular Sinterstation System sale in any given quarter can have a material adverse effect on the Company's business and financial performance for that quarter and quarterly fluctuations could cause a material adverse effect on the price at which the Company's Common Stock trades. The tendency for a large number of the Company's sales made during a quarter to be completed at or near the end of the quarter also hinders the Company's ability to predict sales, control sales prices and enforce its standard terms.

Emerging Rapid Prototyping Market

     The market for rapid prototyping products and services, such as those marketed by the Company, remains in an early stage of development and includes multiple, competing technologies, many of which are not yet fully developed. Participants in this market are moving to address new applications, many of which may not yet be known or accepted by potential users. Rapid prototyping requires that a CAD file describe a design and organizations who are not currently using CAD are not, generally, potential customers for rapid prototyping products and services. Significant education of the end user in both CAD modeling and rapid prototyping in general has in some cases been a prerequisite to product acceptance. It is not clear at this time which one or more technologies will gain broad market acceptance. There can be no assurance that DTM will emerge as a market leader, or even a major market participant, as the market evolves and matures.

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

Competition

     The market for rapid prototyping systems is intensely competitive. In marketing its Sinterstation Systems, the Company experiences competition from many sources. Certain of the Company's competitors are better known and have greater financial, research and development, production and marketing resources than DTM. The principal worldwide competitors are 3D Systems Corporation and Stratasys, Inc. EOS GmbH Electro Optical Systems is a significant competitor outside of North America. Competition has increased as a result of the introduction of new products or product enhancements by these competitors and the entry into the industry by other companies. Increased competition has in the past resulted, and may in the future continue to result, in price reductions, reduced margins and loss of market share, all of which have materially adversely affected the Company's business and financial results.

Limited Product Company

     The Company currently offers one model of Sinterstation Systems for sale. The sale of Sinterstation Systems comprised 61% of revenues in the year ended December 31, 1998 and 66% of revenues in each of the years ended December 31, 1997 and 1996. The remaining revenues were comprised of sales of powdered sintering materials, spare parts and services to the installed base of Sinterstation owners. The Company's Sinterstation Systems are priced at the premium end of the range of today's rapid prototyping products and are sold on the basis of performance and suitability to specific applications. In a downturn or a soft market, the Company's dependence upon a limited range of products, as opposed to a wide range of products at different price points, has caused the Company's financial performance to be adversely affected and may continue to do so.

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

     The Company is currently involved in significant litigation with a competitor, EOS GmbH Electro Optical Systems in Germany, France, Italy and Japan, with regard to the Company's proprietary rights. If DTM is unsuccessful in their litigation, its competitive position would harmed.

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

International Operations

     Revenues from customers located outside the U.S. represented 58%, 53%, 60% and 50% of the Company's total revenues in the first nine months of 1999 and the years 1998, 1997 and 1996, respectively. The Company believes that continued growth and profitability will require expansion of its sales in international markets. This expansion may be costly and time-consuming and may not generate returns for a significant period of time, if at all.

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

Year 2000 Compliance

    The Company has replaced its internal information technology and certain non-information systems to meet Year 2000 compliance. There can be no assurance that the Company has identified all significant Year 2000 problems. The Company has not developed any formal contingency plan should they arise. Unforeseen Year 2000 problems, if not fixed, could have a material adverse effect on the Company's business financial condition and results of operations. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations Year 2000."

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

Shares Eligible for Future Sale; Probable Resale of Common Stock Issued in connection with Settlement of Shareholder Class Action Litigation

     Sales of shares of Common Stock into the market by Proactive, employees exercising options or recipients of shares to be distributed in settlement of the Company's shareholder class action litigation escrow could cause a decline in the price of such stock. The shares of the Common Stock owned by Proactive will be tradeable, subject to the resale limitations of Rule 144, as promulgated by the U.S. Securities and Exchange Commission, that are applicable to an affiliate of the Company, after a minimum of one year has elapsed from the date on which Proactive acquired such shares. In addition, the Company has granted Proactive certain demand registration rights and if the Company proposes to register any of its securities under the Securities Act of 1933, whether for its own account, for the account of other shareholders or for both, Proactive is entitled to notice of such registration and is entitled to include its shares of the Company's Common Stock in the registration.

     DTM employees hold immediately exercisable options to purchase 445,523 shares of Common Stock. The Company registered the issuance and the sale of the shares of Common Stock that would be issued upon exercise of options under the stock option plans on a Form S-8 Registration Statements. As a result, the Common Stock acquired by employees of DTM upon exercise of options outstanding under the stock option plans will be freely tradable (subject to compliance with certain provisions of Rule 144, in the case of affiliates of the Company).

     The non-cash component of the settlement of the shareholder class action resulted in the issuance of 334,485 shares of the Company's Common Stock into a settlement escrow on February 4, 1999. Such shares are freely tradeable. This holding comprised approximately 10% of the Company's public float at that time. In a notice accompanying the first distribution to the class members, the escrow agent stated that the escrow agent intends to sell the DTM shares into the market prior to the final distribution to the recipients of the settlement. Sales of Common Stock into the market by the escrow agent or, if distributed, the recipients of the settlement could cause a decline in the price of such stock.

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

                                    PART II
                               Other Information

ITEM 1.   LEGAL PROCEEDINGS

     For a discussion of the legal proceedings to which the Company is subject, please see Note 4 to the Notes to Consolidated Financial Statements with regard to the consolidated financial statements for the three months and nine months ended September 30, 1999 and 1998. The competitor which is described in that note is EOS GmbH Electro Optical System of Planegg, Germany.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

               Exhibit 10.21 Loan and Security Agreement with Silicon Valley Bank, dated June 8, 1999

               Exhibit 10.22 Loan and Security Agreement (Exim Program) with Silicon Valley Bank, dated June 8, 1999.

               Exhibit 27.1 Current Financial Data Schedule for the quarter ended September 30, 1999

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 28, 1999

                         DTM CORPORATION
                         (Registrant)


                         By:  /s/ John S. Murchison, III
                              --------------------------------------------
                              John S. Murchison, III
                              President and Chief Executive Officer


                         By:  /s/ Geoffrey W. Kreiger
                              --------------------------------------------
                              Geoffrey W. Kreiger
                              Vice President of Finance, Treasurer and Secretary

                               Index to Exhibits
                               -----------------

Number                 Description
------                 -----------

10.21     Loan and Security Agreement with Silicon Valley Bank, dated June 8,
          1999

10.22 Loan and Security Agreement (Exim Program) with Silicon Valley Bank, dated June 8, 1999

27.1      Current Financial Data Schedule for the quarter ended September 30,
          1999