Form 10-K
period 1999-12-31
DTM CORP /TX/
filed 2000-03-30
CIK 1014552

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (fee required) For the fiscal year ended December 31, 1999 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED) For the transition period from __ to __

                         Commission file number 0-20993

                                DTM CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

                   Texas                                                      74-2487065
   (State or Other Jurisdiction of Incorporation or Organization)        (I.R.S. Employer Identification No.)

   1611 Headway Circle, Building 2, Austin, Texas                                    78754
         (Address of Principal Executive Offices)                                  (Zip Code)

Registrant's telephone number, including area code: (512) 339-2922

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class                                Name of Each Exchange on Which Registered
         -------------------                                -----------------------------------------

    Common Stock, $.0002 Par Value                             The Nasdaq SmallCap Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No.
                                             -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of February 25, 2000, the aggregate market value of the voting stock held by non-affiliates (affiliates for these purposes only being directors, executive officers and holders of more than 5% of the Registrant's Common Stock) was approximately $13.6 million based upon the closing price of the Registrant's Common Stock on such date, $3.88 per share as reported by the The Nasdaq Stock Market. As of February 25, 2000, the Registrant had 7,020,066 outstanding shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the Proxy Statement for the Registrant's Year 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                    PART I

     This Annual Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of DTM Corporation ("we," "DTM," the "Company" or the "Registrant"). Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in the forward-looking statements, including, without limitation: seasonality of customer buying habits, principally a slower third quarter, may adversely affect stock prices; the markets being developed by DTM may not develop; price reductions, reduced margins and loss of market share may occur as a result of competition; quarterly fluctuations in operating results and the difficulty in predicting results of operations may adversely affect stock prices; additional capital sufficient to finance the business may not be available, when needed, or if available might cause significant dilution; the Company's dependence on a single product that is priced at the high end of the range for today's rapid prototyping products has caused it to be adversely affected in a soft market; the Company's intellectual property and proprietary rights may not be valid or infringe the rights of others; DTM has significant international operations with the inherent exposures; actions by controlling shareholder could adversely affect stock prices; potential liabilities could result from undetected errors or defects in Company products; and the Company's stock price could be volatile, regardless of DTM's financial performance. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any written or oral forward-looking statement that may be made from time to time by or on behalf of the Company. See "Item 7. Risk Factors That May Affect Future Results and Safe Harbor Statement."

ITEM 1. BUSINESS

Overview

     DTM Corporation designs, manufactures, markets and supports, on an international basis, rapid prototyping and manufacturing systems and related powdered materials based on proprietary selective laser sintering technology initially developed by The University of Texas. This technology uses laser energy to melt and fuse ("sinter") powdered material to create a solid object. DTM Corporation has an exclusive worldwide license from The University of Texas to practice selective laser sintering.

     Historically, the Company's product line of Sinterstation Systems has been used for rapid prototyping in the design, development and market introduction of products. The Company's Sinterstation Systems are increasingly being deployed for manufacturing applications. Small runs of production-quality parts or custom parts can be efficiently made in the Sinterstation System, allowing manufactures to better address low-volume/high value markets. Likewise, these markets can be addressed with traditional casting or tooling made in the Sinterstation for casting or molding processes to more quickly make short production runs of plastic or metal parts. The Company's prototyping and manufacturing customers represent a wide range of industries, including the automotive, aerospace, medical, electronic, telecommunications, computer, appliance, footwear, toy and power tool industries.

     DTM offers customers solutions to meet the following challenges:

          .  Streamlining prototyping and manufacturing processes

          .  Verifying product designs

          .  Creating functional prototypes

          .  Generating production-quality samples or final parts

          . Creating tooling used to manufacture 50 to 10,000, or more end use parts.

DTM's Selective Laser Sintering Technology

     The Company's selective laser sintering process uses laser energy to sinter powdered material to create solid objects from the powdered materials. The steps to make a part, mold, pattern or tool in a Sinterstation System are as follows:

     1. Start with an electronic file containing the product designer's three-dimensional computer aided design ("CAD ") data for the part.

     2.  Transfer the file into the Sinterstation system.

     3. Spread a layer of powdered material. As the process begins, a precision roller mechanism automatically spreads a thin layer of powdered SLS material across the build platform.

     4. From the CAD data, a CO2 laser selectively draws a cross section of the object on the layer of powder. As the laser draws the cross section, it selectively "sinters" (heats and fuses) the powder creating a solid mass that represents one cross section of the part.

     5. Repeat. The system spreads and sinters layer upon layer, largely unattended, until the object is completed.

     6. Remove the part. Once the part is complete, remove it from the part build chamber and blow away any loose powder.

     7. Finish as desired. Use the part as is--or sand, anneal, coat, or paint it before using it for its intended application. If this is a metal part or tool, a furnace cycle is required to replace the plastic binder with a metal infiltrant.

Functional Models and Prototypes from the Sinterstation System

     Today, most of the Sinterstation Systems are primarily used to produce functional prototypes for use in product development and design. Use of the Company's Sinterstation Systems in this manner can significantly reduce the time required to produce models and prototypes for testing actual product fit and form, ergonomic design and functionality from what otherwise could be months or weeks to days or, in some cases, hours. Functional models and prototypes are produced directly from powdered plastic sintering materials with a DTM Sinterstation System. We believe that selective laser sintering is the leading rapid-prototyping technology in the world for the functional plastic prototype application.

     During the last year, Sinterstation Systems have been used to produce metal functional prototypes from a metal powder. Because of this interest, DTM has commenced the development of new and improved systems that are directly targeted at the creation of metal functional prototypes from a range of metal powders and is planning to first introduce such new products in late 2000.

Rapid Manufacturing of Low-volume/High-value Parts Directly in the Sinterstation System

     DTM's Sinterstation Systems are increasingly used for the manufacture of small lot quantities of plastic or metal parts directly in a DTM Sinterstation for use as final products by end users in both the consumer and industrial markets. Existing materials marketed for use in the Sinterstation by DTM are used to produce plastic and metal parts. Metal part production with a Sinterstation requires processing with an additional furnace step.

Rapid Manufacturing of Parts with the Sinterstation and with Traditional Manufacturing Methods

     Sinterstation Systems are used to create tools, molds or patterns that are an intermediate step in most manufacturing processes employed to manufacture low-volume/high-value end use parts.

     DTM's investment casting pattern production capability offers foundries the ability to automate the pattern-making step of traditional investment casting processes to manufacture metal parts. Parts investment cast from patterns produced with a DTM Sinterstation System are used in final product assemblies. With the early 1999 introduction of CastForm, an improved pattern material, investment casting is expected to become a more significant component of product mix. A wide range of metal parts can be cast from CastForm patterns, including titanium, magnesium, aluminum and stainless steel. Foundries to automate and speed-up the manufacture of sand molds and cores also use DTM's Sinterstation Systems. These sand cores and molds are used for the sand casting of metal parts, primarily for use in automotive and heavy equipment applications.

     DTM's tooling systems for plastic injection molding have been enhanced over a number of years and currently offer the capability to quickly and efficiently manufacture tooling for the injection molding of quantities of plastic parts. Tools created in the Sinterstation System require an additional furnace operation to ready them for use on injection molding machines. Tools created for this purpose can be used to fabricate 50 to 10,000 parts, or more.

General

     DTM Corporation was incorporated in 1987 and in 1990 became a subsidiary of The B.F.Goodrich Company ("BFGoodrich"). In May 1997, DTM completed its initial public offering ("IPO"). On February 12, 1999, an investment partnership of independent investors affiliated with Proactive Finance Group, LLC ("Proactive") acquired BFGoodrich's remaining interest in DTM. Proactive currently holds a 50.0% interest in DTM.

     DTM's executive offices are located at 1611 Headway Circle, Building 2, Austin, Texas 78754. The Company's telephone number is 512/339-2922 and web page is www.dtm-corp.com. Information contained on DTM's Web site is not incorporated
   ----------------
into this Annual Report.

     "RapidSteel," "Sinterstation," "SLS", and "RapidTool" are registered trademarks of the Company in the United States. "DTM", "CastForm" "DuraForm" and "SandForm" are unregistered trademarks of the Company in the United States. "Somos" is a registered trademark of E.I. DuPont de Nemours and Company ("DuPont") in the United States. "Windows" is a registered trademark of Microsoft Corporation in the United States.

Products and Services

     DTM derives revenues from the sale and support of Sinterstation Systems and the supply to the installed base of powdered sintering materials that are consumed by these systems. DTM's sources of revenues and the percentage to total revenues for the five years ended December 31, 1999 were as follows (in thousands):

                                                        Year ended December 31,
                                           1999        1998        1997        1996        1995
                                         -------------------------------------------------------
        Machines and accessories         $19,903     $17,928     $18,291     $18,829     $10,858
        Sintering materials                8,652       6,240       4,239       3,241       1,774
        Services and support               4,494       3,627       2,778       2,309       1,579
                                         -------------------------------------------------------
        Total revenues                   $33,049     $27,795     $25,308     $24,379     $14,211
                                         =======================================================

        Machines and accessories              60%         65%         72%         78%         77%
        Sintering materials                   26%         22%         17%         13%         12%
        Services and support                  14%         13%         11%          9%         11%
                                         -------------------------------------------------------
        Total revenues                       100%        100%        100%        100%        100%
                                         =======================================================

Machines and Accessories

     Machines and accessories revenues include the base Sinterstation, material handling equipment, secondary process equipment, documentation, software licenses and licenses for using DTM-supplied powdered sintering materials. The following table presents the cumulative number of Sinterstation Systems sold of each of the three generations of Sinterstation Systems produced by the Company through the end of each year in the five-year period ended December 31, 1999:

                                                      Year ended December 31,
                                            1999       1998       1997       1996       1995
                                            ------------------------------------------------
     Sinterstation Model 2500/plus/           87         21          -          -          -
     Sinterstation Model 2500                 84         83         54         13          -
     Sinterstation Model 2000                136        132        127        119         85
                                            ------------------------------------------------
     Cumulative Total                        307        236        181        132         85
                                            ================================================

     DTM's third-generation Sinterstation 2500/plus/ system, first available in August 1999, features the SLS selective laser sintering process, which includes the following capabilities:

     . Easy to use DTM application software for Windows NT Drag and drop part placement for easy build setup;

     .  Part stacking and nesting capabilities for more productivity;

     . Ability to create complex parts and features, with no support structures required;

     .  Fast part build rate;

     .  Unattended operation;

     .  Fast part breakout and clean up;

     .  Part stability; and

     .  Fast, easy material conversions.

     The Sinterstation is a flexible system that can be configured through software for use with many different sintering powders, currently including thermoplastic, foundry sands or metal sintering powders, addressing a range of applications with a single system. The size and number of objects that can be built in the build chamber varies depending on the part size, type of sintering powder used and part configuration. Objects that are larger than the size of the build chamber can often be built in pieces and then assembled. The build chamber of the current Sinterstation measures 13" x 15" by 18" deep.

     The Company has developed a library of application software designed to control the selective laser sintering process. This software sets parameters and directs the various components of the platform hardware based on the type of material being used in the build process.

Sintering Materials

     The Company has developed a range of powdered materials for use in the Sinterstation System to address a growing list of customer applications. Many of these materials can be used in multiple customer applications. Uses of selective laser sintering powders available through DTM for use in its Sinterstation Systems are as follows:



                                                     Product Design Applications             Manufacturing Applications
                                                ------------------------------------    ----------------------------------------
                                                                           Injection                                   Injection
                                                Functional    Pattern      Molding      End Use  Investment   Sand     Molding
                                                  Parts       Masters       Tools        Parts    Casting    Casting    Tools
                                                -----------------------------------     ---------------------------------------
DuraForm                                            X            X            X            X                              X
(Polyamide Powder)                                                                                                        X

DuraForm GF                                         X            X            X            X
(Glass Filled
 Polyamide)

SOMOS 201                                           X                                      X
(Electrometric Powder)

RapidSteel 2.0                                      X                         X            X                              X
(Metal Powder)

Copper Polyamide                                    X            X            X
(Polyamide/Copper Powder)

CastForm PS                                         X                                                X
(Styrene Powder)

SandForm                                            X                                                            X
(SI & ZR II Foundry Powders)

     All of the above DTM sintering materials can be used in all models of Sinterstation Systems that have been sold by the Company.

Services and Support

     The Company maintains a staff of field service and support personnel in Europe, Pacific Rim and North America. The field service organization is responsible for the installations of new Sinterstation Systems and warranty service and maintenance programs.

     The Company also maintains a staff of applications support personnel in Europe and North America. The Company's applications support personnel assist customers with system operation, provide advice and assistance on building unusually complicated parts, and keeping customers informed of changes and advancements in the selective laser sintering technology and Sinterstation System operating procedures.

     The Company's customers may extend factory support beyond the limited warranty period by purchasing various levels of service contracts from DTM. For those customers choosing not to purchase full-service contracts, DTM also provides repair and maintenance services on a time and materials basis and sells replacement parts and components for repairs performed by customer personnel.

Research and Development

     During 1999, 1998 and 1997, the Company expended approximately $2.9 million, $3.5 million and $4.9 million, respectively, for research and development.

     The Company's research and development effort focuses on improving core technologies that are critical to future growth. These include development of new powdered sintering materials, as well as improved powder handling technology, laser beam delivery systems and thermal control systems. The Company's development efforts are augmented by development arrangements with research institutions, key customers, materials suppliers and hardware suppliers.

     The chart below depicts the history of material introductions of DTM's sintering materials:

                             [CHART APPEARS HERE]

     In addition to the specific developments depicted above, the research and development efforts over the past three years have resulted in a doubling of part accuracy and the build speed. At the same time, the system platform cost has been reduced, which has allowed system gross margins to attain targeted levels.

     Longer term, the Company believes that the selective laser sintering technology is capable of processing an even wider range of materials, thereby improving the performance of the Company's products in current applications and advancing the technology into new applications. The Company is developing new materials for production of metal parts in a range of metal powders and for the improvement of the metal mold inserts product line.

     There can be no assurance that the Company will be able to develop these new materials or that, if developed, that these materials can be successfully marketed. The materials and specialized hardware technologies used in the Sinterstation Systems are based upon materials and hardware developed for other industries. The Company relies upon the materials research of companies in the specialty chemicals industry for formulations of powdered materials and suppliers of specialized hardware technologies to be used in the Company's Sinterstation Systems. Should the Company find it necessary to internally research, develop or manufacture its own unique powdered materials or specialized-hardware technologies it could find the costs to be much higher.

Customers

     Manufacturers, service bureaus, universities, and military and defense organizations purchase the Company's Sinterstation Systems. Commercial and university-based service bureaus utilize rapid prototyping equipment and often other equipment to provide services to other organizations involved in product development. Much of the Company's historical growth has come from the sale of products to service bureaus around the world. Many of our manufacturing customers were first introduced to SLS selective laser sintering by these service providers. The Company has also found that establishment of service bureau activity has been instrumental to the introduction of new applications and to the development of new sales territories.

     The Company does not consider itself dependent on any particular customer. In 1999, 1998 and 1997, no customer represented 10% or more of DTM's revenues.

Product Distribution; Foreign Operations

     The Company distributes its products globally. The table below presents the revenues derived from customers located in the area indicated for each of the five years in the period ended December 31, 1999 (In thousands).

                                                Year ended December 31,
                               1999        1998         1997          1996          1995
                            ---------------------------------------------------------------
        North America       $ 15,059     $ 13,016     $ 10,064      $ 12,371       $  9,445
        Europe                12,254       10,407        8,615         7,822          2,155
        Pacific Rim            5,736        4,372        6,629         4,186          2,611
                            ---------------------------------------------------------------
          Total revenues    $ 33,049     $ 27,795     $ 25,308      $ 24,379       $ 14,211
                            ===============================================================

        North America             46%          47%          40%           51%            67%
        Europe                    37%          37%          34%           32%            15%
        Pacific Rim               17%          16%          26%           17%            18%
                            ---------------------------------------------------------------
          Total revenues         100%         100%         100%          100%         100.0%
                            ===============================================================

     The Company fields a direct sales force based in Germany, the United States and the United Kingdom. The Company employs in-region sales personnel to manage agent networks in other European countries and in the Pacific Rim countries. The Company's independent agents are located in France, Italy, Portugal, Spain, Sweden, Turkey, China, Japan, Singapore, South Korea, Taiwan and Brazil.

Marketing and Sales

     The Company's marketing programs utilize a mix of seminars, trade shows, advertising, direct mailings, literature, web presence, videos, press releases, brochures and customer and application profiles to identify prospects that match a typical Sinterstation System user profile.

     An internal staff of application specialists is a key part of the marketing organization effort to provide pre-sales support and to help existing customers take advantage of the latest materials and techniques to improve part quality and machine productivity. This group also leverages its customer contact to help identify new application opportunities that utilize the Company's proprietary selective laser sintering process.

     The Company has also developed a telemarketing capability that enhances the efficiency of it's sales management process by quickly identifying application need and budget availability and by subsequently routing the qualified lead to the appropriate sales and/or applications personnel within the Company.

     The Company's web site has been extensively upgraded. With this improved web site, we hope to provide prospective customers with valuable insights into how our existing customers are using the technology to fill their needs, including in-depth case studies and briefs. The Company intends to further develop the web site as an essential mechanism to deliver selective laser sintering knowledge and support to the Company's customers and customers of rapid-prototyping service providers.

     At the end of 1999, the Company's sales compensation plans were changed to emphasize account management responsibility. Now all Company salesmen and agent organizations are responsible for continuing business as well as new sales. In addition, the transition to dedicated agent management is now complete in all areas of the world. In support of these endeavors, the new management information system that was implemented in 1999 will support the sales and marketing teams by tracking customer usage of powdered sintering materials and services.

Seasonality

     North American capital spending patterns have contributed to relatively stronger fourth quarter sales and sometimes to slower first quarter sales. The Company typically experiences slowdowns in sales of Sinterstation Systems during the third quarter as the result of capital spending patterns in the European markets. The following table presents the quarterly revenues as a percentage of calendar year revenues and, similarly, the three-year dollar weighted average:

                                                Quarter Ended
                            March 31      June 30         September 30   December 31
                            ----------------------------------------------------------
        1999                   24%           23%              23%            30%
        1998                   21%           27%              21%            31%
        1997                   32%           27%              11%            30%
        Three year average     25%           25%              19%            30%

Manufacturing

     The Company currently utilizes outside suppliers to produce certain of the major sub-assemblies of the Sinterstation Systems. Procurement lead-time for the major sub-assemblies of the Sinterstation Systems can be up to twelve weeks. Assembly and final testing at the Company's site comprises a three-week cycle.

     Due to the Company's long lead-time for major sub-assemblies, it places orders for such parts on a forecast basis for scheduled deliveries of up to six months ahead. The Company subcontracts for the manufacture of Sinterstation System components, powdered sintering materials and accessories from single-source, third-party suppliers, some of which are the only available suppliers.

     During 1999, the Company implemented a new management information system that includes materials requirements planning capabilities to improve the information upon which it makes its purchasing decisions and schedules its production. It is anticipated that manufacturing efficiencies will be generated by this new system.

     The Company believes that it will have sufficient manufacturing capacity to fulfill demand for its Sinterstation Systems in 2000. See "Item 2. Properties."

Intellectual Property

     Researchers at The University of Texas initially developed the selective laser sintering technology commercialized by DTM. The first selective laser-sintering patent was issued to The University of Texas in 1989. Currently, the Company has exclusive rights to 17 U.S. patents issued to The University of Texas. The main University of Texas patents covering selective laser sintering expire in 2006. While the original patents expire in 2006, the Company has been granted patents for improvements to the original inventions. Because of this, the Company believes that it will continue to enjoy certain protections at least through 2010. DTM has an exclusive worldwide license from The University of Texas to use the selective laser sintering technology, the term of which continues until expiration of the patent rights that are the subject of the UT License. The UT License includes the original patents plus a right of first refusal for all improvements thereon. The UT License required that DTM commercialize the technology, which DTM has done and continues to do in key markets. Under the UT License, DTM is required to make royalty payments equal to 4% of applicable Net Sales (as defined in the License Agreement).

     In 1999, the Company became the licensee under two U.S. patents, which cover certain metal sintering powders developed by Rockwell Science Center, a key customer. To date there have been no sales subject to royalties under this license.

     As of December 31, 1999, the Company owned 13 U.S. patents and had exclusive licenses to 19 U.S. patents. As of the same date the Company owned or had exclusive license under eight European patents. The Company owned or had exclusive rights to 25 other issued international patents and had patent applications pending. The technology covered by such patents included some or all of the following:

               .  Fundamental elements of the selective laser sintering process;

               . Related inventions on powder delivery, beam delivery, and thermal control;

               . Use of certain sintering powders in the selective laser sintering process; and

               .  Certain post-processing steps for part finishing.

     New technology developments are continuing and new patent applications are anticipated. The Company has six trademarks registered with the U.S. Patent and Trademark Office.

     The Company can give no assurance that the issued patents to which it holds rights will be adequate to protect its interests or, if challenged, held valid. The Company's competitors could develop non-infringing systems, materials or technologies that are equivalent or superior to those of the Company. A competitor currently does and others may practice technology covered by DTM's patents or other legal or contractual protections regardless of the fact that it is legally protected, forcing the Company to engage in costly litigation to defend its interests. While DTM defends its intellectual property vigorously, there can be no assurance that it will be successful in its various litigation in many countries. A failure by the Company to protect its intellectual property position could have a material adverse effect on its business, financial condition and results of operations.

Competition

     The Company's principal competition for functional prototype and manufacturing applications are the suppliers of traditional machining, milling and grinding equipment. Such suppliers are numerous, both international and regional in scope, and have mature product lines that compete with the Company in essentially all of its served and targeted markets. Conventional machining and milling techniques continue to be the most common methods by which plastic and metal functional prototypes and metal tool inserts are manufactured. Conventional pattern manufacturing techniques continue to be the most common methods to custom manufacture metal parts and by which patterns are made for use in the casting of metal functional prototypes.

     The Company believes that selective laser sintering has become established as the leading rapid-prototyping technology for the production of functional plastic prototypes and that the Company has the largest installed base of selective laser sintering machines in the world. The Company faces direct competition for selective laser sintering equipment and materials outside the United States from EOS GmbH of Planegg, Germany. The Company has brought patent infringement actions against EOS in various international jurisdictions. See "Item 3 Legal Proceedings." DTM Sinterstation systems are capable of processing a range of materials, including plastic, metal, or sand material. Whereas, EOS offers selective laser sintering machines that are designed to process a specific class of materials - plastic, metal or sand material. The EOS sand and polystyrene machines are offered with build chambers that are larger than those in DTM's multiple-purpose machines. Under certain circumstances, EOS successfully utilizes this size advantage of its machines to compete for prospective customers.

     3D Systems Corporation of Valencia, California offers rapid-prototyping equipment based upon stereolithography that utilizes ultraviolet light sources to polymerize liquid monomers into a solid object. Stratasys, Inc. of Eden Prairie, Minnesota offers rapid prototyping equipment based upon plastic extrusion. Both 3D Systems and Stratasys offer other equipment that is targeted at the production of visualization models for product design applications. These systems, which are based on inkjet technology, are generally lower in price and targeted for engineering design groups within large companies. Both 3D Systems and Stratasys have greater revenues and financial resources than DTM.

Executive Officers

     The executive officers of the Company and their ages as of March 1, 2000 are as follows:

       Executive Officers       Age                          Position
       ------------------       ---                          --------
     John S. Murchison, III      59    Chief Executive Officer and President
     Geoffrey W. Kreiger         50    Chief Financial Officer, Treasurer and Secretary
     Kevin McAlea                41    Vice President, Marketing and Business Development

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

Employees

     At December 31, 1999, the Company had 113 employees, compared to 116 at the end of 1998 and 113 at the end of 1997. At December 31, 1999, 78 employees were located at the corporate offices in Austin, Texas, 10 employees were located at other U.S. sales and services offices and 25 employees were located in sales and service offices in Germany, the United Kingdom, Italy, Japan and Singapore. The Company has no prior experience with a work stoppage and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company currently leases a 50,000-square foot facility at 1611 Headway Circle, Buildings 1 and 2, Austin, Texas. The Company also leases off-site sales and/or service offices located in various areas of the United States and in Tokyo, Japan, in Singapore, in Birmingham, England and in Hilden, Germany. DTM expects that such facilities will be sufficient to support the Company's operations through the remainder of 2000. See "Item 1. Business--Manufacturing."

ITEM 3. LEGAL PROCEEDINGS

     The Company has initiated legal proceedings against EOS GmbH Electro Optical Systems (EOS), to enforce its patent rights in various jurisdictions. The plastic sintering patent infringement actions against EOS were begun in France, Germany, and Italy in 1996. In 1997, the Company initiated action against Hitachi Zosen Joho Systems, the EOS distributor in Japan. The Company is pursuing injunctive relief and damages where applicable.

     In September 1999, the Tokyo court ruled in favor of DTM and granted a preliminary injunction prohibiting further importation and selling of the infringing plastic sintering EOS machine.

     The legal actions in the three European countries are proceeding. EOS had challenged the validity of the plastic patents in the European Patent Office
(EPO). The principal patent has now survived the opposition appeals and the infringement hearings have been re-started.

     EOS informed the Company in 1998 that it might bring patent infringement charges based on certain U.S. patents licensed from 3D Systems. EOS presented the Company with a letter in January of 2000 again threatening to file infringement charges against the Company based on these patents. Accordingly, the Company filed for a declaratory judgment in the federal court in the United States District Court for the Western District of Texas, Austin Division. The complaint alleges DTM has been threatened with suit for U.S. patent infringement by EOS and thus seeks a declaratory judgment that DTM does not infringe on any valid claim of the U.S. patents as asserted by EOS. The Company believes that its systems do not infringe any valid claims of these patents, which cover liquid based photo-polymer systems. The Company is attempting to serve notice to EOS of the existence of this suit.

     There can be no assurance that the foregoing actions will not have a disruptive effect upon the operations of the Company's business or that the resolution of the foregoing actions will not have a material adverse effect upon the Company. See `Item 1. Business--Intellectual Property.'

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS DURING THE FOURTH QUARTER OF THE FISCAL YEAR COVERED BY THIS REPORT


     None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Stock Prices

     The Company's Common Stock is traded on the The Nasdaq SmallCap Market under the symbol "DTMC." On January 11, 2000 the Company's listing was moved from Nasdaq's National Market to Nasdaq's SmallCap Market. The high and low transaction prices for each calendar quarter of the previous two years are set forth below.

                                    Stock Prices
                                 High             Low
                                 ----             ---
         1998
         ----
         First Quarter          $2.000           $1.250
         Second Quarter         $2.625           $1.375
         Third Quarter          $2.000           $1.000
         Fourth Quarter         $1.375           $0.563

         1999
         ----
         First Quarter          $2.125           $0.813
         Second Quarter         $2.000           $0.875
         Third Quarter          $1.813           $1.188
         Fourth Quarter         $1.750           $0.750

     As of February 25, 2000, the Company had 7,020,066 shares of Common Stock outstanding, which were held by approximately 1,300 beneficial owners, represented by 59 shareholders of record.

Dividend Policy

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

                                                                            Year ended December 31,
                                                             1999       1998         1997         1996          1995
                                                          ------------------------------------------------------------
       Statements of Operations Data:
         Revenues                                         $ 33,049    $ 27,795     $ 25,308     $ 24,379     $ 14,211
            Cost of sales                                   15,892      16,094       14,721       14,445        9,676
            Gross margin                                      51.9%       42.1%        41.8%        40.7%        31.9%
            Selling, general and administrative             12,091      11,387       10,579        9,980        6,620
            Research and development                         2,865       3,538        4,871        4,292        3,521
            Provision for litigation settlement                 -        1,700           -            -            -
            Stock compensation                                  -           -         2,927           -            -
            Interest expense, net                               96          48          325        1,066          530
            Net gain on sale of assets                         129         424           -            -            -
            Cost of discontinued registration                   -           -            -           752           -
            Tax expense (benefit)                              515          30         (827)      (1,667)      (2,138)
                                                          -----------------------------------------------------------
         Net income (loss)                                $  1,719    $ (4,578)    $ (7,288)    $ (4,489)    $ (3,998)
                                                          ===========================================================
         Net income (loss) per common share -
             Basic and diluted                            $   0.25    $  (0.73)    $  (1.45)    $  (1.38)    $  (1.23)
                                                          ===========================================================
         Weighted-average number of shares:
            Basic                                            6,785       6,287        5,034        3,243        3,243
            Diluted                                          6,858       6,287        5,034        3,243        3,243

       Balance Sheet Data (at period end):
         Working capital                                  $  4,765    $  1,858     $  4,964     $  1,622     $    236
         Total assets                                       13,681      12,306       17,548       17,897       10,639
         Total debt                                             -           -           175       15,809        9,076
         Total liabilities                                   6,358       7,475        8,310       26,382       14,557
         Shareholders' equity (deficit)                      7,323       4,831        9,238       (8,485)      (3,918)

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

     With the exception of historical information, the matters discussed below under the heading "Results of Operations" and "Liquidity and Capital Resources" may include forward-looking statements that involve risks and uncertainties. All statements, trends and other information contained in this Annual Report on Form 10-K relative to markets for the Company's products and trends in revenue, gross margin and anticipated expense levels constitute forward-looking statements. These forward-looking statements generally can be identified by the use of words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may," "should" and other similar terminology. The Company wishes to caution readers that a number of important factors, including those identified in the section entitled "Risk Factors That May Affect Future Results and Safe Harbor Statement" as well as factors discussed elsewhere in this report and in the Company's other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those forward-looking statements. See the discussion at the beginning of Part I.

Overview

DTM develops, manufactures, and markets advanced rapid prototyping and manufacturing systems that include a Sinterstation 2500/plus/. All Sinterstation systems utilize a process called SLS selective laser sintering and any of several plastic or metal SLS materials to create three-dimensional objects from CAD designs. Leading manufacturers throughout the world, in a range of industries, use Sinterstation systems to rapidly create production-quality parts, functional prototypes, and tooling for their products.Sinterstation users can realize numerous benefits as they develop and manufacture products:

          . Ability to efficiently produce low-volume/high-value products or to even customize every product to the customer's exact needs;

          . Time savings;

          . Lower development costs, more efficient testing;

          . Capability to prototype and test more design options; and

          . The competitive advantage associated with bringing new products to market faster.

     Additionally, product designers can design complex part shapes that could not be fabricated under conventional methods. Unlike competing technologies and systems that are used primarily to create visualization models, DTM's systems address industry's growing need for rapidly produced, durable, testable prototypes and end-use parts.

     Today, DTM's Sinterstation Systems are primarily used to create functional plastic prototypes. We believe that SLS selective laser sintering is currently the leading rapid-prototyping technology in the world for the functional plastic prototype application. In 1999, DTM licensed metal sintering powder technology developed by Rockwell Science Center, a key customer. DTM intends to begin to introduce a range of metal sintering materials in late 2000. We believe that the metals-based functional prototype market could ultimately be as large for DTM as its current plastics-based functional prototype market.

     A significant and growing use of Sinterstation systems is for manufacturing low-volume/high-value parts - either directly in the Sinterstation or in conjunction with traditional casting and molding processes.

An Expanding Base of Selective Laser Sintering Capacity

     The ultimate users of Sinterstation capacity are, primarily, manufacturing companies - either directly owned or contracted through service providers. In 1999, 40% of Sinterstation sales were directly to manufacturing companies and they now represent 35% of cumulative system sales. The other system sales have been to the service providers and, to a lesser extent, to universities for research and education. Approximately 66%, 69% and 60% of the systems sold in 1999, 1998 and 1997, respectively, were to new customer sites. Approximately 25% of our customer sites now have multiple DTM Sinterstation systems in operation.

     By the end of 1999, cumulative sales of DTM Sinterstation systems reached 307 systems at 227 customer sites located in manufacturing centers worldwide. One rapid-prototyping service bureau deploys six Sinterstation Systems at one site. One of the world's largest aircraft manufacturers deploys nine Sinterstation Systems in total at multiple facilities and plants. Many of the world's automobile manufacturers deploy from one to six Sinterstation Systems each in total at their design centers and plants.

Machine and Accessories Revenues

     Revenues derived from machines and accessories were $19.9 million in 1999, an increase of 11% from 1998, which represented a decline of 2% from 1997. Such revenues have not kept pace with unit growth due to decreased prices and the decline in the sale of accessories.

     In 1999, DTM shipped a record 73 Sinterstation Systems, including used and demonstration units. This represents a total unit increase of 20% compared to the number of units shipped in 1998, which represented a 15% increase over the number of units shipped in 1997. Production units comprised 90%, 82% and 83% of these totals in 1999, 1998 and 1997, respectively.

     Machine and accessories revenues per unit sold, both production and previously owned, averaged approximately $284,000, $332,000 and $345,000 in 1999, 1998 and 1997, respectively, which do not include sintering powders or services included in the system packages. The Company has experienced a trend toward lower pricing on its production units, of approximately 5% per year, as it has attempted to broaden its customer base. The Company offers turnkey solutions, which include, in addition to the Sinterstation System, third-party accessories, such as furnaces and material handling equipment. However, there has been a trend for customers to order the accessories directly from the manufacturers. Additionally, the quantity of accessories included with a system is dependent on whether the order is an addition to an existing customer site or a new site in need of the full compliment of accessory equipment. Volume pricing is available with multiple-machine orders and the Company anticipates that multiple-machine orders could become significant as the Company targets more manufacturing-oriented applications. In the coming year, the Company anticipates a further 5% price decrease in the average machine and accessories revenue per sale.

     Machine and accessories cost of goods sold per unit, both production and previously owned, averaged approximately $151,000, $214,000 and $211,000 in 1999, 1998 and 197, respectively. From 1998 to 1999, the average cost was positively impacted by the August 1998 introduction of the Sinterstation

2500/plus/ and, to a lesser extent, fewer sales of accessories and by the 1998 inventory write down. The Company continues to focus on reducing the average cost of its machines and accessories and believes that further reductions are possible in the coming year that might offset the anticipated decease in sales prices. With these costs the average gross margins on machines and accessories were 47.1%, 35.6% and 38.9% in 1999, 1998 and 1997, respectively.

Continuing Business

     The continuing business revenues are becoming more significant to the Company. The percentage of revenues derived from sales of powdered sintering materials and services represented 40%, 35% and 28% of total revenues in 1999, 1998 and 1997, respectively.

     By the end of 1999, the installed base of Sinterstation Systems had grown to 307 systems in the field. The average for 1999 was 272, an increase of 30% from 1998, which represented a 33% increase from 1997. The market for powdered sintering materials and services is the installed base of Sinterstation Systems. We calculate DTM's installed base to be the cumulative number of Sinterstation sales less trade-ins and other re-acquired systems. Sales and service records indicate that substantially all of these machines are still in use. Over 84% of the installed base of units has been in the field less than five years.

     Revenues derived from the sale of sintering materials were $8.7 million in 1999, an increase of 39% from 1998, which was represented a 47% increase from 1997. Sintering materials revenues averaged $31,900 over the average installed base in 1999, which represented a 6.7% increase from the average in 1998, which represented a 10.3% increase from the average in 1997. DuraForm was introduced in 1997 as a premium high-performance material, which, due to its enhanced recycling properties, requires lower quantities to operate than the previous products. DuraForm and the nylon products that it completely replaced in 1999 accounted for over 75% of materials shipments in each year in the three years ended December 31, 1999. As the changeover to the DuraForm products was virtually complete in early 1999, growth in revenues in the coming year from sintering materials should tend to follow the growth in the average installed base and for this reason average sintering materials per unit in the field may be more constant.

     Revenues derived from services were $4.5 million in 1999, an increase of 24% from 1998, which was a 31% increase from 1997. Services and support revenues averaged $16,600 over the average installed base in 1999, which represented a 4.6% decrease for the average amount for 1998, which represented a 2.2% decrease from the average amount in 1997. In late 1999, the Company entered into an arrangement with one of its sales representatives in a Pacific Rim country to share responsibility and revenues for front-line support in that country. The Company may make other such arrangements. Future growth in the Company's services and support revenues may continue to trail the growth in the installed base and, correspondingly, average service and support revenues for DTM may continue to decline.

Revenue Recognition Policies Summary

     The Company recognizes revenue only when finished products are shipped, title and risks of ownership have transferred to the buyer, the Company's remaining obligations are insignificant and collection of the related receivable is probable. The Company recognizes service and support revenues when performed or in the case of service contracts over the contract period. Deferred revenue equal to the estimated cost of warranty is recorded on each system sale and recognized as service and support revenue over the warranty period.

Results of Operations

     The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues and certain cost of sales data as a percentage of respective product revenues and service and support revenues.

                                                                 Year ended December 31,
                                                     1999                 1998                 1997
                                                    ------------------------------------------------
         Revenues:
           Products                                  86.4%                87.0%                89.0%
           Service and support                       13.6                 13.0                 11.0
                                                    -----------------------------------------------
                                                    100.0                100.0                100.0
         Gross Profit:
           Products margin                           54.6                 42.6                 43.1
           Service and support margin                34.9                 38.9                 31.2
                                                    -----------------------------------------------
           Gross profit                              51.9                 42.1                 41.8
                                                    -----------------------------------------------

         Operating expenses:
           Selling, general and administrative       36.5                 41.0                 41.8
           Research and development                   8.7                 12.7                 19.2
           Provision for litigation settlement          -                  6.1                    -
           Stock compensation (EAP)                     -                    -                 11.6
                                                    -----------------------------------------------
                                                     45.2                 59.8                 72.6
                                                    -----------------------------------------------
         Operating income (loss)                      6.7                (17.7)               (30.8)

         Other income (expense):
           Interest expense, net                     (0.3)                (0.2)                (1.3)
           Gain on sale of assets, net                0.4                  1.5                    -
                                                    -----------------------------------------------
                                                      0.1                  1.3                 (1.3)
                                                    -----------------------------------------------

         Income (loss) before income tax              6.8                (16.4)               (32.1)

         Income tax (expense) benefit                (1.6)                (0.1)                 3.3
                                                    -----------------------------------------------
         Net income (loss)                            5.2%               (16.5)%              (28.8)%
                                                    ===============================================

     Revenues. Revenues increased 18.9% to $33.1 million in 1999 as compared to an increase of 9.8% to $27.8 million in 1998 and an increase of 3.8% to $25.3 million in 1997. The increases in 1999 and 1998 were primarily due to increased unit volumes in each year and the introduction of a premium material in late 1997. Machine and accessories revenues realized per unit sold were lowered from the previous year in 1999 and 1998. Continuing revenues, powdered sintering materials and services derived from the installed base, grew faster than the growth in the installed base in 1999 and 1998.

     The Company's 1999 international revenues were $18.0 million, or 54.4%, of total revenues, compared to 53.2% and 60.2% of total revenues in 1998 and 1997, respectively. Germany and Japan were the only foreign countries from which more than 10% of the Company's revenues were derived. Revenues derived from German customers amounted to 17%, 23% and 27% of total revenues in 1999, 1998 and 1997, respectively. Revenues derived from Japanese customers amounted to 10% of total revenues in 1999 and were less than 10% in 1998 and 1997. Except for sales occurring in Germany, Japan and the United Kingdom, the Company's international revenues were primarily denominated in U. S. dollars. Beginning in 2000, sales are offered throughout the European Economic Union Countries in euros instead of
U. S. Dollars. The Company does not hedge all of its foreign currency exchange rate risk. However, the effect of foreign exchange rate fluctuations on exchange transactions and translation of foreign operations did not have a significant impact on the Company's operating results in any period. However, in 1999, 1998 and 1997

DTM did experience downward pressure on its international prices as the U.S. dollar strengthened significantly against most European and Asian currencies. If this strengthening continues, the Company expects continued downward pressure on the Company's sales prices in the international markets.

     Revenues in past periods may not be indicative of revenues in the future, which may be affected by other business environment and risk factors previously discussed, as well as other factors included elsewhere herein.

     Gross Profit. Gross profit was $17.2 million, or 51.9%, of revenue, in 1999, compared to $11.7 million, or 42.1% of revenues in 1998, and $10.6 million, or 41.8% of revenues in 1997. The gross profit increases in 1999 and 1998 were due to sequentially higher worldwide unit volume each year. The introduction of a cost reduced platform in late 1998 and a premium material in late 1997 affected the 1999 and 1998 gross margins positively. The 1998 gross margin was affected negatively by an inventory write down of $675,000 in the second quarter of 1998 caused by product obsolescence.

     The Company believes there is a risk that gross margin percentages may decline in the face of the strong U.S. dollar. Other factors, including pricing pressures internationally and changes in material and labor costs, may also have an adverse effect on gross margins. Past gross margins are not necessarily indicative of future gross margins.

     Selling, General and Administrative Expense. Selling, general and administrative expense was $12.1 million or 36.5% of revenues in 1999, compared to $11.4 million or 41.0% of revenues and $10.6 million or 41.8% of revenues in 1998 and 1997, respectively. The increased spending in both 1999 and in 1998 was primarily related to the increased costs associated with sales and sales support staffs and commission expense resulting from higher sales levels. The decreases in percentage of revenues spent was primarily attributable to cost containment programs and to more efficient utilization of the overhead infrastructure. Selling, general and administrative expense may vary as a percentage of revenues in the future.

     Research and Development Expense. Research and development expense decreased by 19.0% to $2.9 million in 1999, from $3.5 million in 1998 and $4.9 million in 1997. As a percentage of revenues, research and development expense was 8.7%, 12.7% and 19.2% in 1999, 1998 and 1997, respectively. The higher 1997 expense levels were, primarily, due to outsourcing costs associated with the initial design and prototype cost associated with multiple significant new product development projects that commenced in 1997 and culminated in 1998 with the introduction of several new material systems and the new Sinterstation Model 2500/plus/. Also, over this period the Company has increasingly relied on external partnerships to develop it's powdered sintering materials and has realized efficiencies with this approach.

     In 2000, the Company plans to focus on specific development initiatives directed at manufacturing applications and direct metal parts. The Company plans to increase its spending on research and development in 2000 to approximately $3.7 million. This planned $800,000 increase in spending is primarily related to increased outsourcing costs and to one-time prototype costs. Should the planned increase in revenues not support the planned increase in research and development planned at a level below 10% of revenues, attempts will be made to delay the planned investments. Research and development expense may increase in absolute dollars in future periods, and such expenditures may vary as a percentage of sales. There can be no assurance that the Company's research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be affected by other factors.

     Provision For Litigation Settlement. In 1998, DTM settled the shareholder class action lawsuit pending against it. The charge to its second quarter statement of operations in the amount of $1.7 million consisted of $3.0 million, the value of the settlement, and $200,000 in other costs, net of the insurance recovery of $1.5 million.

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

     Interest Expense. Net interest expense was $96,000, $48,000 and $325,000 for 1999, 1998 and 1997, respectively. The increase from 1998 to 1999 reflects the need to finance growth. The decrease in interest expense from 1997 to 1998 resulted from the repayment of substantially all outstanding indebtedness in May 1997 from the proceeds of the IPO.

     Gain on Sale of Assets. In the first quarter of 1999 and the fourth and third quarters of 1998 the Company sold used Sinterstation Model 2500 and Model 2000 systems under an announced program to sell systems that had been used internally for development and support activities or under a discontinued rental program. The Company recognized a net gain of $129,000 and $424,000 on those sales in 1999 and 1998, respectively.

     Income Taxes. In 1999, the Company provided for income taxes at a 23.1% effective rate. As a result of the February 1999 change in control of DTM, utilization of net operating loss carry forwards will be subject to additional annual limits of approximately $500,000.

     In 1997, as a result of its tax sharing arrangement with BFGoodrich, its then controlling shareholder, the Company was allocated an income tax benefit of $827,000. In May 1997, BFGoodrich's ownership interest fell below 80% and such benefits were no longer available to the Company. In the fourth quarter of 1997, the Company recorded the final accounting for this tax allocation arrangement.

     At December 31, 1999, DTM had approximately $8.7 million of federal net operating loss carry forwards. These net operating loss carry forwards begin to expire in 2002. DTM has not recognized any benefit from the future use of loss carry forwards for these periods due to uncertainties regarding the realization of deferred tax assets based upon the taxable earnings history.

     Net Income (Loss). The Company had net income of $1.7 million in 1999. The $3.9 million improvement from 1998 to 1999 was primarily due to increased product and service revenues, improved gross margins on a cost-reduced platform and powdered sintering materials, reduced spending on research and development and control of other operating expenses.

     The Company had net losses, excluding special charges, of $2.2 million and $5.2 million in 1998 and 1997, respectively. The $3.0 million improvement from 1997 to 1998 was primarily due to increased product and service revenues, improved gross margins on Sinterstation systems, reduced research and development expense, reduced interest expense and gains from the sale of internally used Sinterstation Systems.

     Operating results for 1998 included a special charge of $1.7 million for the estimated cost of settling the shareholder class action litigation and $675,000 of an inventory write-off relating to new product introductions. The operating results for 1997 were adversely affected by a special charge of $2.9 million arising from the conversion of stock appreciation rights by DTM employees in connection with the Company's IPO in May 1997. Additionally, operating results for 1997 were benefited from $827,000 of tax credits allocated from the Company's parent at that time. The allocation of income tax benefits ended with the Company's IPO in May 1997. Net loss, including special charges, for 1998 was $4.6 million, compared to $7.3 million in 1997.

     Earnings per share were $0.25 in 1999. In 1998 and 1997, net loss per share was $0.73 and $1.45, respectively

Selected Quarterly Results

     The following table sets forth certain unaudited quarterly results of operations for the three-month periods ended March 31, 1998 through December 31, 1999. This information has been presented on substantially the same basis as the audited consolidated financial statements appearing elsewhere herein. The unaudited quarterly results of operations should be read in conjunction with the Company's audited consolidated financial statements and related notes. The quarterly financial information presented herein should not be relied upon as an indication of future quarterly performance (In thousands, except per share amounts).

                                                                     Quarter ended
                                                   ------------------------------------------------
                                                    March 31     June 30  September 30  December 31
                                                   ------------------------------------------------
1999:
Revenues                                            $  7,972    $   7,599     $   7,636    $   9,842
  Cost of sales                                        3,694        3,547         4,001        4,650
  Gross margin                                          53.7%        53.3%         47.6%        52.8%
  Selling, general and administrative                  3,278        2,913         2,654        3,246
  Research and development                               662          788           706          709
  Interest expense, net                                    7           21            26           42
  Net gain on sale of assets                              50           79             -            -
  Tax expense                                            107          114            68          226
                                                    ------------------------------------------------
Net income                                          $    274    $     295     $     181    $     969
                                                    ================================================
Net income per common share - basic and diluted     $   0.04    $    0.04     $    0.03    $    0.14
                                                    ================================================

1998:
Revenues                                            $  5,834    $   7,479     $   5,902    $   8,580
  Cost of sales                                        3,427        5,113         3,381        4,173
  Gross margin                                          41.3%        31.6%         42.7%        51.4%
  Selling, general and administrative                  2,747        2,604         2,876        3,160
  Research and development                               988          855           850          845
  Provision for litigation settlement                      -        1,700             -            -
  Interest expense, net                                    6           14            10           18
  Net gain on sale of assets                               -            -           258          166
  Tax expense                                              -            -             -           30
                                                    ------------------------------------------------
Net income (loss)                                   $ (1,334)   $  (2,807)    $    (957)   $     520
                                                    ================================================
Net income (loss) per common share - basic          $  (0.21)   $   (0.45)    $   (0.15)   $    0.08
                                                    ================================================

     The table below sets forth the components of revenues and cumulative systems sold for the same quarterly periods (In thousands, except units):

                                                                             Quarter ended
                                                        ---------------------------------------------------------
                                                        March 31        June 30      September 30     December 31
                                                        ---------------------------------------------------------
1999:
Machines and accessories                                  $ 4,961         $ 4,521         $ 4,454         $ 5,967
Sintering materials                                         2,030           2,136           2,114           2,372
Services and support                                          981             942           1,068           1,503
                                                        ---------------------------------------------------------
Total revenues                                            $ 7,972         $ 7,599         $ 7,636         $ 9,842
                                                        =========================================================
Cumulative units                                              252             270             285             307

1998:
Machines and accessories                                  $ 3,748         $ 5,276         $ 3,549         $ 5,355
Sintering materials                                         1,222           1,315           1,514           2,189
Services and support                                          864             888             839           1,036
                                                        ---------------------------------------------------------
Total revenues                                            $ 5,834         $ 7,479         $ 5,902         $ 8,580
                                                        =========================================================
Cumulative units                                              191             206             216             236

Liquidity and Capital Resources

     During 1999, operating activities provided $2.5 million in net cash. In 1998 and 1997, operating activities used $1.3 million and $3.0 million in net cash, respectively. The 1998 cash flows from operating activities would have been a positive $600,000 had it not been for settlement and legal expenditures of $1.9 million on the two lawsuits that were settled in 1998. In 1998, inventory levels returned to normal levels from the higher levels experienced in 1997, as result of a soft North American market in 1997.

     Accounts receivable, less allowance, represented approximately 58 days of quarter sales at December 31, 1999, compared to 54 and 59 days at December 31, 1998 and 1997, respectively. Inventory, less allowance, represented approximately 51 days on hand at December 31, 1998, compared to 75 and 119 at December 31, 1998 and 1997, respectively.

     The Company's investing activities include expenditures for patents and licenses, capitalized software costs and furniture and equipment, principally consisting of the Company's Sinterstation Systems built for internal use and, prior to 1998, for rental purposes. Capital expenditures amounted to $1.2 million, $1.7 million and $1.8 million in 1999, 1998 and 1997, respectively. Proceeds from sales of capital equipment, principally demonstration systems, were $281,000 in 1999 and $1.4 million in 1998.

     For 2000, the Company has planned for approximately $1.2 million in capital expenditures. This includes additions to internally used demonstration systems to replace units coming off operating leases in 2000 and expansion of our demonstration part capacity to support growth. The Company intends to fund this additional investment from operations.

     DTM has a $2.5 million credit facility with Silicon Valley Bank. The terms of this credit facility are interest at prime plus 2% per annum on the outstanding loan balance and the application of all customer remittances against any outstanding loans. The corporate assets of DTM collateralize this agreement. At December 31, 1999, the borrowing base exceeded the loan limit of $2.5 million and there was no outstanding loan balance.

     In the second quarter of 1999, DTM repaid a liability of approximately $909,000 to DTM Acquisition Company, L.P., which had been acquired from BFGoodrich. DTM satisfied this liability by making a payment of $454,274 in cash borrowed under the new credit facility with Silicon Valley Bank and by issuing 352,167 additional shares of DTM common stock.

     The Company believes that it has the financial resources needed to meet business requirements, including capital expenditures, working capital requirements, the debt obligations outstanding and operating lease commitments for facilities and equipment through December 31, 2000. However, there can be no assurance that this will be the case.

Effect of Inflation

     The Company's business operations are subject to inflationary pressures. Due to the competitive environment in this industry, there can be no assurance that the Company will be able to increase prices in the event of increased labor and material costs.

New Accounting Standard

     In June 1998, the Accounting Standards Board issued Statement of Financial Accounting Standards Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company plans to adopt the new Statement effective January 1, 2000. The Statement requires all derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair market value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings.

     The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position. However, the Statement could increase volatility in earnings and comprehensive income.

Year 2000 Computer Problem

     Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective to prevent any problems. Computer experts have warned that there may still be residual consequences of the change in centuries and any such difficulties could result in a decrease in sales of our products, an increase in allocation of resources to address Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

Introduction of the Euro

     The Company's financial systems have been converted to full euro readiness. The Company is able to denominate agreements and hedges in euros as necessary. Additionally, the Company has recently introduced euro pricing in each of the European Economic Monetary Union countries where the common currency will become the official currency in 2001.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND SAFE HARBOR STATEMENT

Emerging Rapid Prototyping and Rapid Manufacturing Markets

     The market for rapid prototyping products and services, such as those marketed by the Company, remains in an early stage of development and includes multiple, competing technologies, many of which are not yet fully developed. Participants in this market are moving to address new applications, many of which may not yet be known or accepted by potential users. Rapid prototyping requires that a three-dimensional CAD file describe a design and organizations who are not currently using three-dimensional CAD are not, generally, potential customers for rapid prototyping products and services. Significant education of the end user in both three-dimensional CAD modeling and rapid prototyping in general has in some cases been a prerequisite to product acceptance. It is not clear at this time which one or more technologies will gain broad market acceptance.

     The markets for rapid manufacturing products and rapid tooling products, such as those marketed by the Company, are in an even earlier stage of development than rapid prototyping. Participants in these markets, including the Company, are moving to address new applications, many of which may not yet be known or accepted by potential users. The companies who use traditional casting methods for metal parts and traditional-machining methods to make injection-molding tooling have made large capital investments in traditional equipment and have mature infrastructures for doing so. They may be highly resistant both on financial and cultural bases to adopting new technologies. There can be no assurance that rapid manufacturing technologies and rapid tooling technologies will evolve to the point that the perceived value will overcome those obstacles.

Competition

     The market for rapid prototyping systems is competitive. In marketing its Sinterstation Systems, the Company experiences competition from many sources. Certain of the Company's competitors are better known and have greater financial, research and development, production and marketing resources than DTM. The design and manufacturing applications that the Company's products address applications are currently primarily accomplished using machining, milling and grinding equipment. The suppliers of such traditional equipment are large and numerous. Large amounts of capital have already been expended on such traditional equipment and there exists a cultural bias to its use in many manufacturing organizations. The principal worldwide competitors in rapid prototyping are 3D Systems Corporation and Stratasys, Inc. EOS GmbH Electro Optical Systems is an additional significant competitor outside of North America. Competition has increased as a result of the introduction of new products or product enhancements by these competitors and the entry into the industry by other companies. Increased competition has in the past resulted, and may in the future continue to result, in price reductions, reduced margins and loss of market share, all of which have materially adversely affected the Company's business and financial results.

     The Company believes that it may eventually face competition in the supply of powdered sintering materials and services to Sinterstation users and that this competition will likely be based upon suitability and upon price. The Company already experiences competition for technical services to its installed base as many of its customers have technical skills and resources to effectively support the equipment without factory assistance. The Company may also face external competition for such technical services from other service organizations and such competition for services will likely be based upon suitability and price.

Quarterly Fluctuations in Operating Results

     In prior years, the Company's revenues and operating results have varied at times substantially from quarter to quarter and may continue to do so. DTM typically experiences a relatively long lead-time, often from six to 24 months, to complete a Sinterstation System sale. The Company's combined procurement and manufacturing cycle is currently three months. Furthermore, new product introductions, seasonality of customer buying patterns and other factors can cause fluctuations in quarterly results. In prior years, these fluctuations have precluded, and may preclude again, the Company from managing its inventories effectively from quarter to quarter.

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

Future Capital Needs; Uncertainty of Additional Financing; Possibility of Significant Dilution

     The Company's future capital requirements will depend on a number of factors, including its profitability, growth rate, working capital requirements, expenses associated with protection of its patents and other intellectual property, and costs of future research and development activities. The Company currently plans to fund its self through operations.

     Future operating results will depend, in part, on the Company's ability to obtain and manage capital sufficient to finance its business. To the extent that funds expected to be generated from the Company's operations are not sufficient to meet current or planned operating requirements, the Company will seek to obtain additional funds through bank credit facilities, equity or debt financing, collaborative or other arrangements with corporate partners and others from other sources. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. If adequate funds are not available, the Company may be required to delay or to eliminate certain expenditures or to license to third parties the rights to commercialize technologies that the Company would otherwise seek to develop itself. In addition, in the event that the Company obtains any additional funding, such financing may have a substantially dilutive effect on the holders of the Company's securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

Limited Product Company

     The Company currently offers one model of Sinterstation Systems for sale. The sale of Sinterstation Systems comprised the majority of annual revenues for the Company. The Company's Sinterstation Systems are priced in excess of $250,000 and a new purchaser must also consider the on going operating expense commitment associated with the acquisition of such a system. In a downturn or a soft market, the Company's dependence upon a limited range of products, as opposed to a wide range of products at different price points, has caused the Company's financial performance to be adversely affected and may do so again.

Intellectual Property And Proprietary Rights

     In pursuing protection for its proprietary rights in its Sinterstation Systems, materials and related technology, the Company currently relies on a combination of patent, copyright, trademark and trade secret rights, as well as contractual provisions. The Company aggressively seeks patent protection for its selective laser sintering technology. However, patent protection may not always be available. There can be no assurance that patents will be issued under any or all of the patent applications to which the Company has rights. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

     The Company is currently involved in significant litigation with EOS GmbH Electro Optical Systems in Germany, France, Italy and Japan, with regard to the Company's proprietary rights. If DTM is unsuccessful in their litigation, its competitive position may be further harmed in those countries.

     In addition, the Company can give no assurance that the issued patents to which it holds rights will be adequate to protect its interests or, if challenged, held valid. The Company's competitors could develop non-infringing systems, materials or technologies that are equivalent or superior to those of the Company.

A European competitor, EOS, currently does and others also may practice technology believed by DTM to be covered by DTM's patents or other legal or contractual protections regardless of the fact that it may be legally protected. Any litigation to enforce the Company's intellectual property rights would be expensive and time-consuming or adequate to protect the Company's business. While DTM defends its intellectual property vigorously, there can be no assurance that it will be successful in its various litigation in many countries. If the Company were unsuccessful in enforcing its intellectual property rights or other contractual rights in the context of third-party offers to sell selective laser sintering systems or sintering powders or if the Company were found to have violated state or federal antitrust laws, the Company's future revenues might be adversely affected.

     Furthermore, unrelated third parties hold many patents and pending patent applications under which the Company is not a licensee that relate to the design and manufacture of rapid prototyping systems and materials. If such a third party brought infringement litigation against the Company, and if the Company was not successful in defending such litigation or in obtaining a license, the Company's business and financial performance could be materially adversely affected. The Company has been threatened with such litigation by a European competitor, EOS, and the Company has filed suit against EOS seeking a declaratory judgment that it does not infringe any valid claims of the patents being asserted.

     The University of Texas System licenses certain key intellectual property used in the selective laser sintering process to the Company. As a licensee, the Company's rights to practice the technology are not absolute. The University of Texas could terminate, attempt to terminate or amend the license if the Company could be shown to be in material default of the terms of the license. Even if DTM has a basis for objection, defense of its rights as a licensee could be costly and the outcome would be uncertain. Loss of significant rights as a licensee under this license could have a material adverse effect on the Company's business and financial performance.

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

     During 1999, customer demand for DuraForm, the Company's most popular powdered sintering materials, came close to exceeding the supply. The Company has worked with its supplier to modify the suppliers manufacturing process to increase the amounts available to DTM's customers for 2000. However demand may increase again to use up the increased supply.

International Operations

     Revenues from customers located outside the U.S. represented the majority of the Company's total revenues in the recent three years. The Company believes that continued growth and profitability would require expansion of its sales in international markets. This expansion may be costly and time-consuming and may not generate returns for a significant period of time, if at all.

     Fluctuations in exchange rates as well as interest rates have significantly affected DTM's sales in foreign markets. In particular, a strengthening U.S. dollar has adversely affected the price competitiveness against a foreign competitor of DTM's products and services in the international markets. A significant and increasing portion of international sales are denominated in currencies other than U.S. dollars, thereby exposing the Company to gains and losses on non-U.S. currency transactions. There can be no assurance that any hedging activity by the Company to limit currency exchange risk will be successful in avoiding exchange-related losses. Nor can there be assurance that the Company's exposure to risks associated with international operations will not continue to have a material adverse effect on its liquidity, capital resources and results of operations. The regulatory environment, including import/export laws, protective trade policies and currency controls of foreign governments, also could materially adversely affect the Company's business and financial performance.

Control of the Company

     Proactive currently controls approximately 50.0% of the outstanding Common Stock. At this percentage, Proactive could control elections of the Company's Board of Directors and could control or substantially affect the outcome of most matters submitted to the Company's shareholders for their vote or consent. Proactive could also cause, prevent or delay a change in control of the Company.

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

Shares Eligible for Future Sale

     Sales of shares of Common Stock into the market by Proactive or employees exercising options could cause a decline in the price of such stock. Of the shares of the Common Stock owned by Proactive, approximately 3,157,190 are tradable, subject to the resale limitations of Rule 144, as promulgated by the U.S. Securities and Exchange Commission that are applicable to an affiliate of the Company. In addition, the Company has granted Proactive certain demand registration rights and if the Company proposes to register any of its securities under the Securities Act of 1933, whether for its own account, for the account of other shareholders or for both, Proactive is entitled to notice of such registration and is entitled to include its shares of the Company's Common Stock in the registration.

     DTM employees hold immediately exercisable options to purchase 443,299 shares of Common Stock. The Company registered the issuance and the sale of the shares of Common Stock that would be issued upon exercise of options under the stock option plans on a Form S-8 Registration Statements. As a result, the Common Stock acquired by employees of DTM upon exercise of options outstanding under the stock option plans will be freely tradable (subject to compliance with certain provisions of Rule 144, in the case of affiliates of the Company).

Market Volatility

     The Company's Common Stock is listed on The Nasdaq SmallCap Stock Market. Historically, the stock market has experienced volatility that has particularly affected the market price of common stock of technology-related companies. That volatility sometimes has been unrelated to the operating performance of such companies.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

                                                                                                   Page
                                                                                                   ----
Report of Independent Auditors                                                                      29

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997          30

Consolidated Balance Sheets as of December 31, 1999 and 1998                                        31

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31,
 1999, 1998 and 1997                                                                                33

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997          34

Notes to Consolidated Financial Statements                                                          35

                        Report of Independent Auditors

Board of Directors and Shareholders
DTM Corporation

We have audited the consolidated balance sheets of DTM Corporation and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DTM Corporation and its subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with standards generally accepted in the United States.

                                                               ERNST & YOUNG LLP

Austin, Texas
January 21, 2000

                                DTM Corporation

                     Consolidated Statements of Operations
                     (In thousands, except share amounts)

                                                                     Year ended December 31,
                                                         1999                 1998                 1997
                                                     ----------------------------------------------------
Revenue:
 Products                                            $   28,555           $   24,168           $   22,530
 Service and support                                      4,494                3,627                2,778
                                                     ----------------------------------------------------
                                                         33,049               27,795               25,308
Cost of sales:
 Products                                                12,968               13,878               12,809
 Service and support                                      2,924                2,216                1,912
                                                     ----------------------------------------------------
                                                         15,892               16,094               14,721
                                                     ----------------------------------------------------
Gross profit                                             17,157               11,701               10,587

Operating expenses:
 Selling, general and administrative                     12,091               11,387               10,579
 Research and development                                 2,865                3,538                4,871
 Provision for litigation settlement                          -                1,700                    -
 Stock compensation (EAP)                                     -                    -                2,927
                                                     ----------------------------------------------------
                                                        14,956               16,625               18,377
                                                     ----------------------------------------------------
Operating income (loss)                                   2,201               (4,924)              (7,790)

Other income (expense):
 Interest expense, net                                      (96)                 (48)                (325)
 Gain on sale of assets - net                               129                  424                    -
                                                     ----------------------------------------------------
                                                             33                  376                 (325)
                                                     ----------------------------------------------------

Income (loss) before income taxes                         2,234               (4,548)              (8,115)
Income tax (expense) benefit                               (515)                 (30)                 827
                                                     ----------------------------------------------------
Net income (loss)                                    $    1,719           $   (4,578)          $   (7,288)
                                                     ====================================================

Net income (loss) per common share - basic and
 diluted                                             $     0.25           $    (0.73)          $    (1.45)
                                                     ====================================================

Weighted-average number of shares outstanding-
 basic                                                6,785,125            6,286,851            5,034,183
                                                     ====================================================
Weighted-average number of shares
 outstanding-diluted                                  6,857,975            6,286,851            5,034,183
                                                     ====================================================

See accompanying notes.

                                DTM Corporation

                          Consolidated Balance Sheets
                     (In thousands, except share amounts)

                                                                             December 31,
                                                                        1999              1998
                                                                      --------------------------
Assets
Current assets:
 Cash                                                                 $ 1,505            $   429
 Accounts receivable, less allowance of $420 in 1999 and $416 in
  1998                                                                  6,377              5,186

 Inventory                                                              2,652              3,456
 Prepaid expenses and other                                               589                262
                                                                      --------------------------

Total current assets                                                   11,123              9,333

Property, plant and equipment:
 Sinterstation systems                                                  2,248              2,857
 Other machinery and equipment                                          4,191              4,051
 Leasehold improvements                                                 1,442              1,428
 Office furniture                                                         389                382
                                                                      --------------------------
                                                                        8,270              8,718
Accumulated depreciation and amortization                               6,864              7,330
                                                                      --------------------------
                                                                        1,406              1,388

Capitalized software development costs, net of accumulated
 amortization of $864 in 1999 and $872 in 1998                            418                629

Patent and license fees, net of accumulated amortization of $792 in
 1999 and $496 in 1998                                                    734                956
                                                                      --------------------------
Total assets                                                          $13,681            $12,306
                                                                      ==========================

                                                                            December 31,
                                                                      1999                1998
                                                                    ----------------------------
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                                   $  2,219            $  3,090
 Due to shareholder                                                        -                 909
 Deferred service revenues                                             2,028               1,830
 Other deferred revenues                                                 100                 200
 Customer deposits                                                         -                 155
 Employee and agent compensation                                       1,502                 891
 Accrued litigation settlement - stock portion                             -                 400
 Income taxes                                                            509                   -
                                                                    ----------------------------
Total current liabilities                                              6,358               7,475

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.001 par value; 3,000,000 shares authorized;
  none issued or outstanding                                               -                   -

 Common Stock, $.0002 par value: 60,000,000 shares authorized;
  6,973,503 and 6,286,851 issued and outstanding at December 31,
  1999 and 1998, respectively
                                                                           1                   1
 Additional paid-in capital                                           54,016              53,161
 Accumulated deficit                                                 (46,616)            (48,335)
 Accumulated other comprehensive income (loss)                           (78)                  4
                                                                    ----------------------------
Total shareholders' equity                                             7,323               4,831
                                                                    ----------------------------

Total liabilities and shareholders' equity                          $ 13,681            $ 12,306
                                                                    ============================

See accompanying notes.

                                DTM Corporation

                Consolidated Statements of Shareholders' Equity
                     (In thousands, except share amounts)

                                                                                                         Accumulated Other
                                                                        Additional Paid-                   Comprehensive
                                                             Common        in Capital      Accumulated     Income (Loss)
                                               Shares         Stock                           Deficit                       Total
                                              -------------------------------------------------------------------------------------
Balance at December 31, 1996                  3,243,391        $ 1           $ 28,019       $ (36,469)         $  (36)    $ (8,485)
  Net loss                                            -          -                  -          (7,288)              -       (7,288)
  Translation adjustment                              -          -                  -               -            (131)        (131)
                                                                                                                          --------
  Comprehensive loss                                                                                                        (7,419)
                                                                                                                          --------

  Conversion of shareholder debt                187,500          -              1,500               -               -        1,500
  Issuance of common stock in
     public offering                          2,852,191          -             20,707               -               -       20,707
  Stock compensation (EAP)                            -          -              2,927               -               -        2,927
  Exercise of common stock options                3,769          -                  8               -               -            8
                                              ------------------------------------------------------------------------------------
Balance at December 31, 1997                  6,286,851          1             53,161         (43,757)           (167)       9,238
  Net loss                                            -          -                  -          (4,578)              -       (4,578)
  Translation adjustment                              -          -                  -               -             171          171
                                                                                                                          --------
  Comprehensive loss                                                                                                        (4,407)
                                                                                                                          --------
                                              ------------------------------------------------------------------------------------
Balance at December 31, 1998                  6,286,851          1             53,161         (48,335)              4        4,831
  Net income                                          -          -                  -           1,719               -        1,719
  Translation adjustment                              -          -                  -               -             (82)         (82)
                                                                                                                          --------
  Comprehensive loss                                                                                                         1,637
                                                                                                                          --------

  Issuance of common stock                      334,485                           400                                          400
  Conversion of shareholder debt                352,167                           455                                          455
                                              ------------------------------------------------------------------------------------
Balance at December 31, 1999                  6,973,503        $ 1           $ 54,016       $ (46,616)         $  (78)    $  7,323
                                              ====================================================================================

See accompanying notes.

                                DTM Corporation

                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                              Year ended December 31,
                                                                     1999              1998              1997
                                                                  ---------------------------------------------
Operating activities
Net income (loss)                                                 $   1,719         $  (4,578)       $  (7,288)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Depreciation and amortization                                   1,447             1,929            2,341
      Provision for doubtful accounts                                    55                 -              148
      Provision for obsolescence                                        128               675                -
      Provision for litigation settlement - noncash portion               -               400                -
      Stock compensation (EAP) expense                                    -                 -            2,927
      Gain on disposal of equipment                                    (129)             (424)               -
      Changes in assets and liabilities provided by
         (used in) operating activities:
            Accounts receivable                                      (1,246)             (205)           2,076
            Inventory                                                   676             1,708           (1,004)
            Prepaid expenses and other assets                          (327)              284              286
            Accounts payable and accrued expenses                      (871)           (1,773)          (3,097)
            Due to shareholder                                            -                 -              295
            Deferred service revenues                                   198               226              130
            Other deferred revenues                                    (100)              200                -
            Customer deposits                                          (155)              155                -
            Income taxes                                                509                 -                -
            Employee and agent compensation                             611               132              234
                                                                  --------------------------------------------
Net cash provided by (used in) operating activities                   2,515            (1,271)          (2,952)

Investing activities
Purchases of machinery and equipment                                   (959)           (1,339)            (889)
Capitalized software development costs                                 (151)             (231)            (268)
Patent and license expenditures                                         (74)             (152)            (620)
Proceeds from sale of machinery and equipment                           281             1,376                -
                                                                  --------------------------------------------
Net cash used in investing activities                                  (903)             (346)          (1,777)

Financing activities
Proceeds from public stock offering                                       -                 -           20,707
Proceeds from exercise of stock options                                   -                 -                8
Proceeds from short-term borrowings                                       -                 -              371
Repayments of short-term borrowings                                       -              (175)            (965)
Draws on line of credit from financial institutions                   3,875             1,800              800
Repayment on line of credit from financial institutions              (3,875)           (1,800)         (11,840)
Repayments of shareholder debt                                         (454)                -           (2,500)
                                                                  --------------------------------------------
Net cash provided by (used in) financing activities                    (454)             (175)           6,581

Effect of foreign exchange rate changes                                 (82)              171             (131)
                                                                  --------------------------------------------
Net change in cash                                                    1,076            (1,621)           1,721

Cash at beginning of year                                               429             2,050              329
                                                                  --------------------------------------------
Cash at end of year                                               $   1,505         $     429        $   2,050
                                                                  ============================================
Noncash items:
   Issuance of common stock in settlement                         $     400         $       -        $       -
   Conversion of shareholder debt to equity                       $     455         $       -        $   1,500

See accompanying notes.

                                DTM Corporation

                  Notes to Consolidated Financial Statements

                               December 31, 1999

1. Organization and Significant Accounting Policies

Organization

DTM Corporation (the "Company") designs, develops, manufactures, markets and supports, on an international basis, rapid prototyping, manufacturing and tooling systems and related powdered sintering materials and services. The DTM Corporation Sinterstation Systems and powdered sintering materials are based on proprietary and patented selective laser sintering technology. DTM Corporation was formed in November 1987, became a subsidiary of a large specialty chemicals company in 1990 and completed its initial public offering ("IPO") in May 1997. On February 12, 1999, the large specialty chemical company, referred to above, divested its remaining 47% interest in DTM to a partnership of independent investors, who increased their holdings during 1999 and at December 31, 1999 held a 50.3% interest.

The consolidated financial statements include the accounts of DTM and its subsidiaries, both of which are wholly-owned sales and service operations domiciled in Europe. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventory

Inventories are carried at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") method.

Long-lived Assets

The Company evaluates the carrying values of long-lived assets to determine if the facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined based on the undiscounted cash flows of the entity over the remaining amortization period, the carrying value of the long-lived assets will be reduced accordingly. No impairment adjustments have been necessary in 1999 or in previous years.

Property, Plant and Equipment

Internally used Sinterstation Systems and other machinery and equipment are stated at cost. Depreciation is computed on the straight-line method over the useful life of each asset, which range from three to five years. Leasehold improvements are amortized on the straight-line method over the life of the related lease or the useful life of the respective asset, whichever is shorter.

Capitalized Software Development Costs

The Company's principal products include a software component. Costs incurred in the development of software, once technological feasibility has been established but prior to general release to customers, are capitalized. Technological feasibility is established when a product design and working model of the software product have been completed and when the completeness of the working model and its consistency with the product design have been confirmed by testing. Amortization is provided on a product by product basis at the greater of amortization based on the estimated revenues of the products or the straight-line amortization over their estimated economic lives of not more than three years. DTM capitalized software development costs of $151,000, $231,000 and $268,000 during 1999, 1998 and 1997, respectively. Amortization expense of capitalized software development costs is included in cost of product sales in the consolidated statements of operations and amounted to $362,000, $355,000 and $363,000 during 1999, 1998 and 1997, respectively.

Patent and License Fees

Patent and license fees represent the costs associated with filing and maintaining patent applications and obtaining, maintaining and defending rights under patents under which DTM operates. DTM capitalized patent and license fees of $74,000, $152,000 and $620,000 during 1999, 1998 and 1997, respectively.
These fees are amortized for accounting purposes over a five-year estimated economic useful life utilizing the straight-line method and are included in selling, general and administrative expenses.

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

Foreign Currency Forwards

DTM enters into export sales of Sinterstation Systems to third-party customers that are denominated in foreign currencies. To hedge against exposures to changes in foreign currency exchange rates on such committed sales, the Company enters into foreign currency exchange contracts. This is currently done only on a sale-by-sale basis and only for contract periods that match the expected foreign currency collections from the sale.

A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. For contracts that are designated and effective as hedges, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are recognized in revenues when the sale is recorded. Unrealized gains and losses from foreign currency exchange contracts resulting from changes in the spot exchange rate are included in the cumulative translation adjustment account as part of other comprehensive income.

Recognition of Revenue

Revenues from the sale of products are recognized when title has transferred to the customer, when the Company's remaining obligations are insignificant and when collectibility of the related receivable is probable, which is not before shipment. The Company defers an amount from each Sinterstation System sale for warranty and preventive maintenance service. This deferred amount represents the Company's estimate of the cost of providing such warranty and preventive maintenance service and is recognized ratably as service and support revenue over the initial service and warranty period, which is typically twelve months. Revenue related to installation services and training services are also deferred until performed.

Upon expiration of the initial service and warranty period discussed above, the Company offers for sale to its customers an annual maintenance contract. The deferred revenues from such maintenance contracts are recognized ratably as service and support revenue over the related support period.

Net Income Per Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted net income per share is similar to basic net income per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

For 1999, 1998 and 1997, the numerator used in the calculation of net income
(loss) per share is the same for the calculation of basic and diluted. For 1999, 1998 and 1997, the weighted average shares outstanding were 6,857,975, 6,286,851 and 5,034,183, respectively. Common stock equivalents for 1999, which are the effect of in-the-money options, were 72,850. There were no securities with a dilutive effect in 1998 or 1997.

Accumulated Other Comprehensive Income

The sole component of accumulated other comprehensive income for all periods presented was currency translation adjustments.

Advertising Costs

The cost of advertising is expensed as incurred. The Company incurred $787,000, $675,000 and $482,000 in advertising costs during 1999, 1998 and 1997, respectively.

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

Impact of Recently Issued Accounting Standards

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheets at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

2. Allowance  for Doubtful Accounts

The Company maintains an allowance for doubtful accounts related to its trade accounts receivable. The activity in this allowance account for the years ended December 31, is as follows (in thousands):

                                     Balance at     Charges to Costs
                                    Beginning of     and Expenses                      Balance at End of
                                       Period                           Write-Offs          Period
                                   ---------------------------------------------------------------------
1997                                     $640             $148              $293             $495
1998                                      495                -                79              416
1999                                      416               55                51              420

3. Inventory

Inventory at December 31 consisted of the following (in thousands):

                                                                           1999             1998
                                                                         ------------------------
Raw materials and purchased parts                                        $ 2,050          $ 1,809
Finished goods                                                               834            1,776
                                                                         ------------------------
                                                                           2,884            3,585
Reserve for inventory obsolescence                                          (232)            (129)
                                                                         ------------------------
                                                                         $ 2,652          $ 3,456
                                                                         ========================

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

The agreement provides for royalty payments in the amount of 4% of the Company's net sales for products covered by the license agreement (gross receipts net of commissions, returns, freight, discounts and sales taxes). Royalty expense, included in cost of sales, was $630,000, $618,000 and $552,000 during 1999, 1998 and 1997, respectively.

5. Financing Arrangements

In June 1999, DTM entered into a $2.5 million credit facility with a bank. This line of credit is collateralized solely by the Company's assets. Borrowings under this line of credit bear interest at the bank's prime rate plus 2% and mature in June 2000. All customer remittances are applied against any outstanding borrowings. The borrowing base includes a percentage of eligible domestic and international trade accounts receivable and finished goods inventories of the parent company. The inclusion of inventories in the borrowing base is further limited to $500,000. At December 31, 1999, the borrowing base exceeded the loan limit of $2.5 million and there was no outstanding loan balance.

This line of credit requires the Company to maintain at least $3.2 million in tangible net worth. At December 31, 1999, the Company's tangible net worth, as defined in the loan agreement, was approximately $6.2 million. This line of credit prohibits the payment of dividends.

Interest paid was approximately $96,000 in 1999, $32,000 in 1998 and $471,000 in 1997. Amounts paid for interest to the Company's then controlling shareholder were approximately $118,000 in 1997.

6. Commitments and Contingencies

DTM leases facilities and equipment under noncancelable operating leases. Total rent expense incurred under these leases was approximately $462,000, $462,000 and $378,000 during 1999, 1998 and 1997, respectively. Future minimum payments under these leases are as follows (in thousands):

                  2000                           $     432
                  2001                                 275
                  2002                                 275
                  2003                                 275
                  2004                                 313
                  Thereafter                           625
                                                 ---------
                                                 $   2,195
                                                 =========

As of December 31, 1999 and 1998, the Company had purchase commitments for inventory totaling approximately $3,300,000 and $1,800,000, respectively.

In the ordinary course of business, the Company becomes involved in legal proceedings and claims. Beginning in 1996, the Company initiated patent infringement litigation in France, Germany and Italy against a competitor and against one of that competitor's customers. In 1997, the Company also initiated patent infringement litigation in Japan against the competitor's distributor in the Pacific Rim. The Company seeks injunctive relief plus damages. Hearings have begun in each of these lawsuits. In September 1999, the Japanese court issued preliminary injunction barring sale of the competitor's infringing product in Japan. It is not possible at this time to predict the outcome of these proceedings.

In January 2000, the Company initiated litigation in the U.S. courts seeking a declaratory judgement against this competitor that the Company does not infringe any valid claims of the U.S patents as asserted by the competitor. It is not possible at this time to predict the outcome of this proceeding. However, an adverse ruling could have a material adverse effect on the Company's business and financial performance.

7. Common Stock

At December 31, 1999, the Company had reserved 1,258,619 shares of common stock for issuance in connection with the 1999 Stock Option Plan (907,755 shares) and for exercise of outstanding options issued in connection with the IPO in May 1997 under a prior plan (350,864 shares). The 1999 Stock Option Plan was approved by Shareholders at the May 25, 1999 Annual Meeting.

On February 4, 1999, the Company issued 334,485 shares of common stock in satisfaction of the final $400,000 portion of the 1998 settlement of the shareholder class action litigation.

On June 11, 1999, the Company issued 352,167 shares of common stock in satisfaction of a $455,000 portion of its Due to Shareholder obligation.

Beginning in April 1999, the Company has retained an affiliate of its majority shareholder to perform certain financial advisory services. These related party fees and are included in selling, general and administrative expenses and amounted to $108,000 in 1999.

8. Financial Instruments

Off-Balance Sheet Risk

The Company enters into forward exchange contracts to hedge certain firm sales commitments denominated in foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual dollar cash flows resulting from the sale of products to international customers will be adversely affected by changes in exchange rates. At December 31, 1999, the Company had forward exchange contracts, all having maturities of less than three months, to exchange various foreign currencies for U.S. dollars in the amount of $421,000. The table below summarizes, by currency, contractual amounts of the Company's forward exchange contracts at December 31, 1999 (in thousands):

                                                     Forward        Unrealized
                                                     Contracts      Gain/(Loss)
                                                     --------------------------

Currency:
   British Pound                                     $     421          $   (3)
                                                     -------------------------
Total                                                $     421          $   (3)
                                                     =========================

There were no realized gains or losses deferred from hedging firm sales commitments at December 31, 1999, 1998 or 1997.

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

The Company maintains cash with various financial institutions. These financial institutions are located in the United States, Germany and the United Kingdom. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy.

Concentrations of credit risk with respect to trade accounts receivable is somewhat limited due to the number of entities comprising the Company's customer base and the diverse industries in which they operate. However, the value of a single sale of a Sinterstation System is material to the Company. It is the Company's policy to perform a credit evaluation at the time of each sale of a Sinterstation System. The Company relies upon customer provided deposits and financial statements, reports from external credit reporting agencies and comfort letters from financial institutions providing customer finance. The Company also employs Uniform Commercial Code liens on certain equipment sold into North America, and confirmed letters of credit on certain export sales.

Fair Value of Financial Investments

The Company believes that the carrying amount of its financial instruments, including cash, accounts receivable, accounts payable, short-term debt and forward currency exchange contracts, approximates fair value. Fair value for forward currency exchange contracts is estimated based on quoted market prices for similar instruments.

9. Stock Option Plans

Options that are granted under the 1999 Stock Option Plan are exercisable at market price at the date of the grant. The options, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three annual installments commencing one year from the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model. The following weighted average assumptions were used in these calculations for 1999, 1998 and 1997, respectively: risk-free interest rate of 6%; no expected dividends; a volatility factor of the expected market price of the Company's common stock of .60 to .73 and a weighted-average expected life of the option of 4 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                          1999             1998              1997
                                                     -----------------------------------------------
Pro forma net income (loss)                          $      1,517      $     (4,834)    $     (8,048)
                                                     ===============================================
Pro forma net income (loss) per common share -
 basic                                               $      0.22       $     (0.77)     $      (1.60)
                                                     ===============================================

A summary of the Company's stock option activity, and related information for the years ended December 31, follows (options in thousands):

                                                 1999                   1998                    1997
                                          ------------------------------------------------------------------
                                                     Weighted               Weighted                Weighted
                                                     Average                 Average                Average
                                           Stock     Exercise     Stock     Exercise     Stock      Exercise
                                          Options     Price      Options      Price     Options      Price
                                          ------------------------------------------------------------------
Outstanding at beginning of year              635     $    3         610      $    4          -      $    -
   Granted at fair market value               383          1         182           2         97           8
   Granted below fair market value              -          -           -           -        507(a)        2
   Granted above fair market value              -          -           -           -        117(a)       14
   Exercised                                    -          -           -           -         (4)          2
   Canceled                                   (81)         4        (157)          3       (107)         12
                                          ------------------------------------------------------------------
Outstanding at end of year                    937     $    2         635      $    3        610      $    4
                                          =================================================================

Options exercisable at year-end               443     $    3         417      $    3        553      $    3
Weighted-average fair value of
   options granted during the year:
  Granted at fair market value             $    1                 $    2                 $    4
  Granted below fair market value               -                      -                      6(a)
  Granted above fair market value               -                      -                      3(a)

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

A summary of information about stock options outstanding and exercisable at December 31, 1999 is as follows:

                                                              Weighted-Average
     Weighted-Average                                       Remaining Contractual
      Exercise Price              Options Outstanding               Life                 Options Exercisable
     -------------------------------------------------------------------------------------------------------
       $    1.25 -  $    1.50            375,100                     9.3                             -
       $    2.00 -  $    2.25            488,550                     8.0                       369,885
       $    8.00 -  $    9.00             53,000                     7.4                        53,000
       $   13.00 -  $   16.00             20,414                     7.4                        20,414
                                  --------------                                         -------------
                                         937,064                                               443,299
                                  ==============                                         =============

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

Under the MIP Plan, each participant is assigned a "cash bonus target" of 10 to 50% of base salary and the Compensation Committee of the Board of Directors creates personal and corporate performance targets, as well as minimum thresholds. If the minimum thresholds are met, the bonus payable will be between 50 and 200% of the participant's cash bonus target. In 1999, the expense related to the MIP Plan was $282,000. No expense was recognized in connection with the MIP Plan in 1998 or 1997.

11. Unusual Charges

In connection with the settlement of the shareholder class action lawsuit against the Company, the Company charged operations $1,700,000 in the second quarter of 1998. In connection with the 1997 IPO, the Company incurred a one-time noncash stock compensation expense of approximately $2,927,000 as a result of previously outstanding stock appreciation rights converting into immediately vested stock options at exercise prices below the market value of the common stock. This charge was recorded in May 1997 (see Note 9).

12. Income Taxes

Pretax income (loss) for the years ended December 31 was taxed in the following jurisdictions (in thousands):

                                                            1999             1998              1997
                                                        -----------------------------------------------
Domestic                                                $      1,875      $     (4,963)    $     (7,727)
Foreign                                                          359               415             (388)
                                                        -----------------------------------------------
                                                        $      2,234      $     (4,548)    $     (8,115)
                                                        ===============================================

Significant components of the provision for income tax expense (benefit) are as follows (in thousands):

                                                            1999             1998              1997
                                                        -----------------------------------------------
Current:
   Federal                                              $        362      $          -     $          -
   Allocation from then parent                                     -                 -             (849)
   Foreign                                                       121                30               22
   State                                                          32                 -                -
                                                        -----------------------------------------------
                                                        $        515      $         30     $       (827)
                                                        ===============================================

Significant components of the Company's deferred tax liabilities and assets are comprised of the following at December 31 (in thousands):

                                                                              1999              1998
                                                                            --------------------------
Deferred tax assets:
   Net operating loss carryforwards (for periods prior to October 31,
      1990)                                                                 $   1,346        $   1,569
   Net operating loss carryforwards subsequent to
      May 22, 1997                                                              1,877            2,195
   Stock options                                                                  774              774
   Book over tax depreciation and amortization                                    465              370
   Deferred revenue                                                               705              693
   Allowance for doubtful accounts                                                127              144
   Other                                                                          178              102
                                                                            --------------------------
Total deferred tax assets                                                       5,472            5,847
Valuation allowance for deferred tax assets                                    (5,472)          (5,847)
                                                                            --------------------------
Net deferred tax assets                                                     $       -        $       -
                                                                            ==========================

The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following (in thousands):

                                                             Year ended December 31,
                                       ------------------------------------------------------------------
                                               1999                   1998                    1997
                                       ------------------------------------------------------------------
                                        Amount     Percent       Amount   Percent       Amount    Percent
                                       ------------------------------------------------------------------
Tax at U.S. statutory rates            $    760      34.0%     $ (1,592)    35.0%     $ (2,759)     34.0%
Non-deductible settlement expenses            -         -           626    (13.8)%           -         -
Net operating loss (used) not
   utilized                                (205)     (9.2)%       1,086    (23.9)%       1,880     (23.2)%
Other - net                                 (40)     (1.7)          (90)     2.0            52      (0.6)%
                                       -----------------------------------------------------------------
                                       $    515      23.1%     $     30     (0.7)%    $   (827)     10.2%
                                       =================================================================

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets. The valuation allowance decreased by approximately $375,000 during the year ended December 31, 1999.

During the period from October 31, 1990 to May 21, 1997, the Company was included in the consolidated federal tax return of its then controlling shareholder. The Company recorded the tax benefit allocated to it by its then controlling shareholder during that period, which credited the Company with a tax benefit approximating the benefit derived from the consolidation of the Company. Such benefits were paid to the Company on a current basis. As a result of the IPO, in May 1997, the then controlling shareholder's ownership interest fell below 80% and such benefits are no longer available to the Company. Based on the tax sharing agreement, if the then controlling shareholder loses part of the tax benefit of any losses previously utilized or has to report additional income as the result of a federal tax audit of the Company, the Company will be required to reimburse any additional taxes paid.

DTM has net operating loss carryforwards totaling approximately $3,637,000 for federal income tax purposes that were incurred from inception to October 31, 1990. These carryforwards expire in the years 2002 to 2004. In addition, the Company has net operating loss carryforwards totaling approximately $5,073,000 for federal income tax purposes that were incurred from May 1997 to December 1998. These carryforwards begin to expire in the year 2012. Although available to the Company, these carryforwards are subject to significant annual limitations due to changes in the Company's ownership.

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

                                                 1999             1998              1997
                                             ----------------------------------------------
Revenues from external customers:
   North America                             $    15,059       $    13,015      $    10,064
   Europe                                         12,254            10,407            8,615
   PacRim                                          5,736             4,373            6,629
                                             ----------------------------------------------
                                             $    33,049       $    27,795      $    25,308
                                             ==============================================

Long-lived assets by area:
   North America                             $     2,298       $     2,438      $     3,608
   Europe                                            260               535              524
   PacRim                                              -                 -                -
                                             ----------------------------------------------
                                             $     2,558       $     2,973      $     4,132
                                             ==============================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to shareholders in connection with the Company's Annual Meeting of Shareholders to be held during 2000 (the "Proxy Statement") under the heading "Nominees for Director," which information is incorporated herein by reference.

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

     3.  Exhibits:

         The exhibits filed as part of this report are listed under "Exhibits" at subsection (c) of this Item 14

(b)  Reports on Form 8-K:

         No reports on Form 8-K were filed on behalf of the Registrant during the last quarter of the Company's 1999 calendar year.

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

3.2 Amended and Restated Bylaws of Registrant. (Filed as exhibit 3.2 to Registration Statement on Form S-1 and incorporated by reference hereto)

4.1 Form of Stock Certificate of Registrant. (Filed as exhibit 4.1 to Registration Statement on Form S-1 and incorporated by reference hereto)

4.2 Registration Rights Agreement between DTM Corporation and DTM Acquisition Company, L.P., dated June 11, 1999. (Filed as exhibit
             4.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 and incorporated by reference hereto)

10.1 DTM Corporation Equity Appreciation Plan. (Filed as exhibit 10.1 to Registration Statement on Form S-1 and incorporated by reference hereto)

10.2         Form of Supplemental Phantom Stock Appreciation Rights Agreement.
             (Filed as exhibit 10.2 to Registration Statement on Form S-1 and incorporated by reference hereto)

10.3 Patent License Agreement between DTM Corporation and the Board of Regents, The University of Texas, effective as of December 3, 1987. (Filed as exhibit 10.5 to Registration

Exhibit
Number                              Description of Exhibit
------                              ----------------------

             Statement on Form S-1 and incorporated by reference hereto)

10.4 Supplement to Patent License Agreement between DTM Corporation and the Board of Regents, The University of Texas, dated March 20, 1992. (Filed as exhibit 10.6 to Registration Statement on Form S-1 and incorporated by reference hereto)

10.5 Amendment to Patent License Agreement between DTM Corporation and the Board of Regents of The University of Texas, dated as of October 27, 1994 (Filed as exhibit 10.13 to Registration Statement on Form S-1 and incorporated by reference hereto)

10.6 Agreement between DTM Corporation and John S. Murchison, III, dated October 9, 1997. (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 and incorporated by reference hereto)

10.7 Lease Agreement between DTM Corporation and Glenborough Properties, L.P. for facilities in Austin, Texas,. dated as of March 26, 1998. (Filed as exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference hereto).

10.8 1999 Management Incentive Plan adopted March 17, 1999. (Filed as exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 and incorporated hereto)

10.9 DTM 1999 Employee Stock Incentive Plan adopted by the Shareholders on May 25, 1999. (Filed as exhibit 99.1 to the Company's Registration Statement on Form S-8 filed November 5, 1999)

10.10 Loan and Security Agreement (Domestic) between DTM Corporation and Silicon Valley Bank, dated June 8, 1999. (Filed as exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 and incorporated hereto)

10.11 Loan and Security Agreement (EXIM) between DTM Corporation and Silicon Valley Bank, dated June 8, 1999. (Filed as exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 and incorporated hereto

21.1*        Subsidiaries of the Registrant.

23.1*        Consent of Independent Auditors, Ernst & Young LLP.

27.1*        Current Financial Data Schedule for year ended December 31, 1999.

___________________________
*            Filed herewith

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Austin, Texas, on March 30, 2000.

                                           DTM Corporation

                                           By:   /s/ John S. Murchison, III
                                               -----------------------------
                                                Chief Executive Officer and
                                                       President

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature                            Title                              Date
---------                            -----                              ----
/s/ Lawrence Goldstein               Director                           March 30, 2000
--------------------------
Lawrence Goldstein

/s/ Anthony Mariotti                 Director                           March 30, 2000
--------------------------
Anthony Mariotti

/s/ John S. Murchison, III           Chief Executive Officer,           March 30, 2000
--------------------------
John S. Murchison, III               President and Director
                                     (Principal Executive Officer)

/s/ Thomas G. Ricks                  Director                           March 30, 2000
--------------------------
Thomas G. Ricks

/s/ James B. Skaggs                  Director                           March 30, 2000
--------------------------
James B. Skaggs

/s/ Geoffrey W. Kreiger              Chief Financial Officer,           March 30, 2000
--------------------------
Geoffrey W. Kreiger                  Treasurer and Secretary
                                     (Principal Financial and
                                     Accounting Officer)