Form 10-Q
period 2000-03-31
DTM CORP /TX/
filed 2000-05-15
CIK 1014552

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2000
                                       Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED) For the transition period from     to

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

As of April 12, 2000, the latest practicable date, the Registrant had 7,027,631 outstanding shares of Common Stock.

================================================================================

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


DTM Corporation
Consolidated Statement of Income                          Three Months Ended
(Unaudited)                                                     March 31,
                                                         2000             1999
                                                   -----------------------------------
                                                        (In thousands, except per
                                                              share amounts)
Revenues
  Products                                              $6,799            $6,991
  Service and support                                    1,354               981
                                                   -----------------------------------
                                                         8,153             7,972

Cost of sales:
  Products                                               3,125             3,114
  Service and support                                      913               580
                                                   -----------------------------------
                                                         4,038             3,694
                                                   -----------------------------------

Gross profit                                             4,115             4,278

Operating expenses:
  Selling, general and administrative                    2,696             3,278
  Research and development                                 874               662
                                                   -----------------------------------
                                                         3,570             3,940
                                                   -----------------------------------

Operating income                                           545               338

Other income (expense):
  Interest expense, net                                    (19)               (7)
  Gain on sale of assets                                     -                50
                                                   -----------------------------------
                                                           (19)               43
                                                   -----------------------------------

Income before income taxes                                 526               381

Income tax expense                                         164               107
                                                   -----------------------------------

Net income                                              $  362            $  274
                                                   ===================================

Earnings per share:
  Basic earnings per share                              $ 0.05            $ 0.04
  Diluted earnings per share                            $ 0.05            $ 0.04

See accompanying notes.

DTM Corporation
Consolidated Balance Sheets
(Unaudited)                                                 March 31,        December 31,
                                                              2000              1999
                                                      -------------------------------------
                                                                  (In thousands)
Assets
Current assets:
  Cash                                                     $    815           $  1,505
  Accounts receivable, net                                    7,237              6,377
  Inventories                                                 2,903              2,652
  Prepaid expenses and other                                    794                589
                                                      -------------------------------------
  Total current assets                                       11,749             11,123
Property, net                                                 1,461              1,406
Capitalized software development costs, net                     401                418
Patent and license fees, net                                    672                734
                                                      -------------------------------------

Total assets                                               $ 14,283           $ 13,681
                                                      =====================================

Liabilities and shareholders' equity
Current liabilities:
  Bank line of credit                                      $  1,323           $      -
  Accounts payable                                            2,011              2,219
  Deferred revenues and customer deposits                     2,242              2,128
  Employee and agent compensation                               852              1,502
  Income taxes                                                  120                509
                                                      -------------------------------------
  Total current liabilities                                   6,548              6,358

Shareholders' equity:
  Common stock                                                    1                  1
  Additional paid-in capital                                 54,136             54,016
  Accumulated deficit                                       (46,254)           (46,616)
  Accumulated other comprehensive loss                         (148)               (78)
                                                      -------------------------------------
  Total shareholders' equity                                  7,735              7,323
                                                      -------------------------------------

Total liabilities and shareholders' equity                 $ 14,283           $ 13,681
                                                      =====================================


See accompanying notes.

DTM Corporation
Consolidated Statements of Cash Flows                         Three Months Ended
(Unaudited)                                                        March 31,
                                                   ---------------------------------------
                                                            2000                1999
                                                   ---------------------------------------
                                                                (In thousands)
Operating activities
Net income                                                $   362               $ 274
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                              383                 354
   Provision for doubtful accounts                                                 44
   Provision for obsolescence                                  30                  24
   Gain on disposal of equipment                                                  (50)
   Changes in assets and liabilities:
      Accounts receivable                                    (860)               (202)
      Inventory                                              (281)                763
      Prepaid expenses and other assets                      (205)                 71
      Accounts payable and accrued expenses                  (208)               (985)
      Deferred service revenues                               114                (135)
      Income taxes                                           (389)                107
      Employee and agent compensation                        (650)                (72)
                                                   ---------------------------------------

Net cash (used in) provided by operating activities        (1,704)                193

Investing activities
Purchases of machinery and equipment                         (302)                (14)
Capitalized software development costs                        (43)                (21)
Patent and license expenditures                               (14)                (18)
Proceeds from sale of machinery and equipment                   -                 137
                                                   ---------------------------------------

Net cash (used in) provided by investing activities          (359)                 84

Financing activities
Proceeds from exercise of stock options                       120                   -
Draws on line of credit from financial institutions         1,323                   -
                                                   ---------------------------------------

Net cash provided by financing activities                   1,443                   -

Effect of foreign exchange rate changes                       (70)                (54)
                                                   ---------------------------------------

Net change in cash                                           (690)                223

Cash at beginning of year                                   1,505                 429
                                                   ---------------------------------------

Cash at end of year                                       $   815               $ 652
                                                   =======================================
 Non-cash items:
 Issuance of common stock in settlement                   $     -               $ 400


See accompanying notes.

                                DTM Corporation
                        Notes to Consolidated Financial
                                  Statements

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of DTM Corporation ("DTM" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and related footnotes of the Company for the year ended December 31, 1999 as disclosed in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

2.   Earnings per share

     Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share presented herein is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

                                                                             Three Months Ended
                                                                                  March 31,
                                                                           2000               1999
                                                                    -------------------------------------
Net income (A)                                                           $  362,000         $  274,000

Average shares of common stock outstanding (B)                            7,005,276          6,493,555
Dilutive effect of employee and director stock options                      264,851                  -
                                                                    -------------------------------------
Common stock and common stock equivalents (C)                             7,270,127          6,493,555
                                                                    =====================================

Earnings per share:
     Basic (A/B)                                                         $     0.05         $     0.04
     Diluted (A/C)                                                       $     0.05         $     0.04

3.   Inventory

     Inventory consisted of the following:

                                                                          March 31,          December 31,
                                                                            2000                1999
                                                                    ---------------------------------------
                                                                                 (In thousands)
Raw materials and purchased parts                                           $2,298              $2,050
Finished goods                                                                 856                 834
                                                                    ---------------------------------------
                                                                             3,154               2,884
Reserve for inventory obsolescence                                            (251)               (232)
                                                                    ---------------------------------------
                                                                            $2,903              $2,652
                                                                    =======================================

4.   Comprehensive Income

     Comprehensive income for the interim periods was as follows:

                                                                 Three Months Ended
                                                                      March 31,
                                                              2000                1999
                                                      ---------------------------------------
                                                                   (In thousands)
Net income                                                    $ 362               $ 274
Foreign currency translation                                    (70)                (54)
                                                      ---------------------------------------
Comprehensive Income                                          $ 292               $ 220
                                                      =======================================

5.   Contingencies

     Beginning in 1996, the Company initiated patent infringement litigation in France, Germany and Italy against a competitor and against one of that competitor's customers. In 1997, the Company also initiated patent infringement litigation in Japan against the competitor's distributor in the Pacific Rim. The Company seeks injunctive relief plus damages. Hearings have begun in each of these lawsuits. In September 1999, the Japanese court issued a preliminary injunction barring sale of the competitor's infringing product in Japan. It is not possible at this time to predict the final outcome of the proceedings in Japan or the proceedings throughout Europe.

     In January 2000, the Company initiated litigation in the U.S. courts seeking a declaratory judgment against this competitor that the Company does not infringe any valid claims of the U.S patents as asserted by the competitor. It is not possible at this time to predict the outcome of this proceeding. However, an adverse ruling could have a material adverse effect on the Company's business and financial performance.

6.   New Accounting Standards


     Effective January 1, 2000, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires derivatives that are not hedges to be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair market value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. The adoption of this Statement had no effect on reported results of operations at this time.

7.   Common Stock

     In the three months ended March 31, 2000 activity in the Company's common stock was as follows:

                                                                                           Shares
                                                                                         Outstanding
                                                                                       ---------------
Balance at December 31, 1999                                                                 6,973,503
Shares issued under stock plans                                                                 54,128
                                                                                       ---------------
Balance at March 31, 2000                                                                    7,027,631
                                                                                       ===============

     At March 31, 2000, the Company had reserved 1,204,073 shares of common stock for issuance in connection with the 1999 Stock Option Plan (904,516 shares) and for exercise of outstanding options issued in connection with the IPO in May 1997 under a prior plan (299,557 shares).

     Beginning in April 1999, the Company has retained an affiliate of its majority shareholder to perform certain financial advisory services. These related party fees are included in selling, general and administrative expenses and amounted to $36,000 in the three months ended March 31, 2000.

8.   Stock Options

     A summary of the Company's stock option activity, and related information for the interim period ended March 31, 2000 is as follows:

                                                2000
                                  -----------------------------------
                                                        Weighted
                                                     Average Exercise
                                  Stock Options          Price
                                  -----------------------------------
Outstanding at beginning of year      937,064               $2.39
 Granted at fair market value          59,700                2.13
 Exercised                            (54,128)               2.22
 Canceled                             (19,729)               2.47
                                  -----------------------------------
Outstanding at end of interim
 period                               922,907               $2.52
                                  ===================================

     A summary of information about stock options outstanding and exercisable at March 31, 2000 is as follows:


       Weighted-Average                                      Weighted-Average
           Exercise                  Options                     Remaining                      Options
             Price                 Outstanding               Contractual Life                 Exercisable
------------------------------------------------------------------------------------------------------------

     $ 1.25                              310,800                   9.0                               108,782
     $ 1.47                               54,000                   9.1                                     -
     $ 1.75                               47,600                   9.8                                     -
     $ 2.00                               92,500                   7.8                                64,750
     $ 2.0625                             55,350                   8.1                                19,398
     $ 2.23                              279,561                   7.1                               279,561
     $ 3.625                              12,100                   9.9                                     -
     $ 8.03                               51,000                   7.1                                35,700
     $13.53                               16,856                   7.1                                16,856
     $14.67                                3,140                   7.1                                 3,140
                               -----------------                                            ----------------
                                         922,907                                                     528,187
                               =================                                            ================

9.  Geographic and Customer Information

    The Company and its subsidiaries operate in one industry segment: the development, manufacturing and service of selective laser sintering systems and related products. Operations outside of the United States consist principally of sales, marketing and customer support. Revenues are attributed to geographic areas based upon the location of the customers. The following is a summary of geographic area data for the for the interim periods:

                                                                             Three Months Ended
                                                                                  March 31,
                                                                           2000               1999
                                                                    --------------------------------------
                                                                                 (In thousands)
Revenues from external customers:
 North America                                                             $4,176             $4,008
 Europe                                                                     2,917              2,829
 Pacific Rim                                                                1,060              1,135
                                                                    --------------------------------------
                                                                           $8,153             $7,972
                                                                    ======================================

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

Overview


DTM develops, manufactures, and markets advanced rapid prototyping and manufacturing systems that include a Sinterstation 2500plus. All Sinterstation systems utilize a process called SLS selective laser sintering and any of several plastic or metal SLS materials to create three-dimensional objects from CAD designs. Leading manufacturers throughout the world, in a range of industries, use Sinterstation systems to rapidly create production-quality parts, functional prototypes, and tooling for their products. Sinterstation users can realize numerous benefits as they develop and manufacture products:

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

     A significant and growing use of Sinterstation systems is for manufacturing low-volume/high-value parts either directly in the Sinterstation or in conjunction with traditional casting and molding processes.

An Expanding Base of Selective Laser Sintering Capacity

     The ultimate users of Sinterstation capacity are, primarily, manufacturing companies either directly owned or contracted through service providers. So far in 2000, 29% of Sinterstation sales were directly to manufacturing companies and they now represent 35% of cumulative system sales. The other system sales have been to the service providers and, to a lesser extent, to universities for research and education. Approximately 71%, 66% and 69% of the systems sold in so far in 2000, 1999 and 1998, respectively, were to new customer sites. Approximately 25% of our customer sites now have multiple DTM Sinterstation systems in operation.

     By the end of March 2000, cumulative sales of DTM Sinterstation systems reached 322 systems at 239 customer sites located in manufacturing centers worldwide. One rapid-prototyping service bureau deploys six Sinterstation Systems at one site. One of the world's largest aircraft manufacturers deploys nine Sinterstation Systems in total at multiple facilities and plants. Many of the world's automobile manufacturers deploy from one to six Sinterstation Systems each in total at their design centers and plants.


Machine and Accessories Revenues

     Revenues derived from machines and accessories were $4.0 million in the three months ended March 31, 2000, a decrease of 19% from the comparable period of 1999, which represented an increase of 32% from 1998.

     In the three months ended March 31, 2000, DTM shipped 17 Sinterstation Systems, including used and demonstration units. This represents the same number of production units and a decrease by one used unit from the number of units shipped in the comparable period of 1999, which represented a 50% increase over the number of units shipped in the comparable period of 1998.

     Machine and accessories revenues per unit sold, both production and previously owned, averaged approximately $237,200 and $291,800 in the three months ended March 31, 2000 and 1999, respectively, which do not include sintering powders or services included in the system packages.

     Machine and accessories cost of goods sold per unit, both production and previously owned, averaged approximately $132,500 and $154,800 for the three months ended March 31, 2000 and 1999, respectively. With these costs the average gross margins on machines and accessories were 44.2% and 47.0% for the three months ended March 31, 2000 and 1999, respectively.

Continuing Business

     The continuing business revenues are becoming more significant to the Company. The percentage of revenues derived from sales of powdered sintering materials and services represented 50%, 40% and 35% of total revenues so far in 2000 and in fiscal 1999 and 1998, respectively.

     For the three months ended March 31, 2000, the average installed base of Sinterstation Systems had grown to 315 systems in the field, an increase of 29% from the comparable period of 1999, which represented a 31% increase from the comparable period of 1998. The market for powdered sintering materials and services is the installed base of Sinterstation Systems. We calculate DTM's installed base to be the cumulative number of Sinterstation sales less trade-ins and other re-acquired systems. Sales and service records indicate that substantially all of these machines are still in use. Over 84% of the installed base of units has been in the field less than five years.

     Revenues derived from the sale of sintering materials were $2.8 million in the first three months of 2000, an increase of 36% from the first three months of 1999, which was represented a 66% increase from the first three months of 1998. Sintering materials revenues averaged $8,800 over the average installed base in the first three months of 2000, which represented a 6.0% increase from the average in the first three months of 1999, which represented a 26% increase from the average in the first three months of 1998. DuraForm was introduced in 1997 as a premium high-performance material, which, due to its enhanced recycling properties, requires lower quantities to operate than the previous products. DuraForm and the nylon products that it completely replaced in 1999 accounted for over 75% of materials shipments in each year in the three years ended December 31, 1999. As the changeover to the DuraForm products was virtually complete in early 1999, growth in revenues in the coming year from sintering materials should tend to follow the growth in the average installed base and for this reason average sintering materials per unit in the field may be more constant.

     Revenues derived from services were $1.4 million in the first three months of 2000, an increase of 38% from the first three months of 1999, which was a 14% increase from the first three months of 1998. Services and support revenues averaged $4,300 over the average installed base in the first three months of 2000, which represented a 7.5% increase from the average in the first three months of 1999, which represented a 13% decrease from the average amount in the first three months of 1998. In late 1999, the Company entered into an arrangement with one of its sales representatives in a Pacific Rim country to share responsibility and revenues for front-line support in that country. The Company may make other such arrangements. Future growth in the Company's services and support revenues may continue to trail the growth in the installed base and, correspondingly, average service and support revenues for DTM may again decline.

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

Results Of Operations

     Key operating results for the first quarter versus the comparable periods in 1999 are summarized as follows:

                                                                   First Quarter Ended March 31,
                                                             (In thousands, except per share amounts)
                                                   ----------------------------------------------------------


                                                           2000       1999            2000 vs. 1999
                                                         ------     ------           ---------------
Revenues                                                 $8,153     $7,972           Up $181       Up 2.3%
Operating income                                         $  545     $  338           Up $207      Up 61.2%
Net income                                               $  362     $  274            Up $88      Up 32.1%
Diluted earnings per share                               $ 0.05     $ 0.04          Up $0.01      Up 25.0%

     Revenues. Revenues increased 2.3% to $8.2 million in first quarter of 2000, compared to $8.0 million in the first quarter of 1999. Machine and accessories revenues decreased due to reduced sales prices on level unit volume. Sales of powdered sintering materials and services and support revenues increased somewhat faster than the rise in average installed base.

     Revenues in past periods may not be indicative of revenues in the future, which may be affected by other business environment and risk factors discussed below, as well as other factors included elsewhere herein.

     Gross Profit. Gross profit was $4.1 million, or 50.5% of revenue, in the first quarter of 2000, compared to $4.3 million, or 53.7% of total revenue, in the first quarter of 1999. Machine and accessories price reductions were the principal factor in the decrease in both gross profits and gross margins.

     The Company believes there is a risk that gross margin percentages may decline in the face of the strong U.S. dollar. Other factors, including pricing pressures internationally and changes in material and labor costs, may also have an adverse effect on gross margins. Past gross margins are not necessarily indicative of future gross margins. Currency changes, changes in mix and changes in material and labor costs, may have an adverse effect on gross margins

     Selling, General and Administrative Expense. Selling, general and administrative expense was $2.7 million, or 33.1% of revenues, in the first quarter of 2000, compared to $3.3 million, or 41.1% of revenues, in the first quarter of 1999. The decrease in percentage of revenues spent was primarily attributable to cost containment programs and to more efficient utilization of the overhead infrastructure. Selling, general and administrative expense may vary as a percentage of revenues in the future.

     Research and Development Expense. Research and development expense was $874,000, or 10.7% of revenues, in the first quarter of 2000, compared to $662,000, or 8.3% of revenues, in the first quarter of 1999. In 2000, the Company is focusing on specific development initiatives directed at manufacturing applications and direct metal parts. The Company planned spending on research and development in 2000 is approximately $3.7 million. This planned $800,000 increase over 1999, of which $212,000 was incurred in the first quarter of 2000, in spending is primarily related to increased outsourcing costs and to one-time prototype costs. Should the planned increase in revenues not support the planned increase in research and development planned at a level below 10% of revenues, attempts will be made to delay the planned investments. Research and development expense may increase in absolute dollars in future periods, and such expenditures may vary as a percentage of sales. There can be no assurance that the Company's research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be affected by other factors.

     Interest Expense. Net interest expense for the first quarter of 2000 was $19,000, compared to interest expense of $7,000 for the first quarter of 1999.

     Gain on Sale of Assets. The Company recognized a net gain of $50,000 in the first quarter of 1999 from the sale of an internally used Sinterstation System.

     Income Taxes. The estimated effective tax rate for the three months ended March 31, 2000 was 31.2%, compared to 28.1% in the three months ended March 31, 1999.

     As a result of the February 1999 change in control of DTM, utilization of net operating loss carry forwards will be subject to additional annual limits of approximately $500,000. At December 31, 1999, DTM had approximately $8.7 million of federal net operating loss carry forwards. These net operating loss carry forwards begin to expire in 2002. DTM has not recognized any benefit from the future use of loss carry forwards for these periods due to uncertainties regarding the realization of deferred tax assets based upon the taxable earnings history. At December 31, 1999, DTM also had other deferred tax assets totaling $2.2 million that also are fully reserved.

     Net Income (Loss). The Company had net income of $362,000 in the first quarter of 2000, compared to net income of $274,000 in the first quarter of 1999. This $88,000 increase was primarily due to increased revenues from sintering materials and services and support, both driven by a larger installed base of systems owned by customers, and control of general and administrative expenses. These trends overcame system price reductions that were greater than planned and the as planned increase in research and development expenses.

Liquidity and Capital Resources


     At March 31, 2000, DTM had cash balances of $815,000 and had $1.2 million in availability under credit lines.

     During the three months ended March 31, 2000, operating activities used $1.7 million in net cash, compared to $193,000 of net cash provided by operating activities in the comparable period of 1999. The use of cash in operations during the three months ended March 31, 2000 was due to investments in working capital caused by a disproportionate number of system sales occurring at the end of the quarter and, to a lesser extent, by unsold system production at the end of the quarter.

     Accounts receivable, less allowance, represented approximately 80 days of quarter sales at March 31, 2000, compared to 58 days at December 31, 1999. Inventory, less allowance, represented approximately 65 days on hand at March 31, 2000, compared to 51 days at December 31, 1999.

     The Company's investing activities include expenditures for patents and licenses, capitalized software costs and furniture and equipment, principally consisting of the Company's Sinterstation Systems built for internal use. For 2000, the Company has planned for approximately $1.2 million in capital expenditures, of which $359,000 was incurred in the three months ended March 31, 2000. This includes additions to internally used demonstration systems to replace units coming off operating leases in 2000 and expansion of our demonstration part capacity to support growth. The Company intends to fund this additional investment from operations.

     DTM has a $2.5 million credit facility with Silicon Valley Bank. The terms of this credit facility are interest at prime plus 2% per annum on the outstanding loan balance and the application of all customer remittances against any outstanding loans. The corporate assets of DTM collateralize this agreement. At March 31, 2000, the borrowing base exceeded the loan limit of $2.5 million and there was $1.3 million in loans outstanding. The $1.3 million increase in borrowings was used to fund the investments in working capital and capital expenditures during the first quarter of 2000.

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

     During 1999 and into 2000, customer demand for DuraForm, the Company's most popular powdered sintering materials, came close to exceeding the supply. The Company has worked with its supplier to modify the suppliers manufacturing process to increase the amounts available to DTM's customers for 2000. However demand may increase again to use up the increased supply.

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

Control of the Company

    Proactive Finance Group, LLC and its affiliates ("Proactive") currently controls approximately 49.9% of the outstanding Common Stock. At this percentage, Proactive could control elections of the Company's Board of Directors and could control or substantially affect the outcome of most matters submitted to the Company's shareholders for their vote or consent. Proactive could also cause, prevent or delay a change in control of the Company.

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

     DTM employees hold immediately exercisable options to purchase 528,187 shares of Common Stock. The Company registered the issuance and the sale of the shares of Common Stock that would be issued upon exercise of options under the stock option plans on a Form S-8 Registration Statements. As a result, the Common Stock acquired by employees of DTM upon exercise of options outstanding under the stock option plans will be freely tradable (subject to compliance with certain provisions of Rule 144, in the case of affiliates of the Company).

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

See notes to financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits


             Exhibit 27.1 Current Financial Data Schedule for the quarter ended March 31, 2000


         (b) Reports on Form 8-K

             The following reports on Form 8-K were filed during the quarter ended March 31, 2000:

             REPORT DATED JANUARY 14, 2000 Item 5, Other Events. On January 11, 2000 DTM's common stock will commence trading on the NASDAQ SmallCap Market.

ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 2000


                           DTM CORPORATION
                           (Registrant)


                           By:  /s/ John S. Murchison, III
                              -------------------------------------
                              John S. Murchison, III
                              President and Chief Executive Officer


                           By:  /s/ Geoffrey W. Kreiger
                              -------------------------------------
                              Geoffrey W. Kreiger
                              Vice President of Finance, Treasurer and Secretary

                               Index to Exhibits
                               -----------------

Number             Description
------             -----------

27.1  Financial Data Schedule for the quarter ended March 31, 2000