Form 10-Q
period 2000-06-30
DTM CORP /TX/
filed 2000-07-31
CIK 1014552

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000
                                      Or
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from   to

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




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days. Yes   No _.

As of July 16, 2000, the latest practicable date, the Registrant had 7,047,595 outstanding shares of Common Stock.


================================================================================

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DTM Corporation
Consolidated Statement of Income                       Three Months Ended
(Unaudited)                                                  June 30,
                                                       2000             1999
                                                    ---------------------------
                                                     (In thousands, except per
                                                           share amounts)
Revenues:
  Products                                           $ 8,865        $  6,657
  Service and support                                  1,468             942
                                                    ---------------------------
                                                      10,333           7,599

Cost of sales:
  Products                                             3,878           2,967
  Service and support                                    989             580
                                                    ---------------------------
                                                       4,867           3,547
                                                    ---------------------------

Gross profit                                           5,466           4,052

Operating expenses:
  Selling, general and administrative                  3,481           2,913
  Research and development                               840             788
                                                    ---------------------------
                                                       4,321           3,701
                                                    ---------------------------

Operating income                                       1,145             351

Other income (expense):
  Interest expense, net                                  (36)            (21)
  Gain on sale of assets                                   -              79
                                                    ---------------------------
                                                         (36)             58
                                                    ---------------------------

Income before income taxes                             1,109             409

Income tax expense                                       346             114
                                                    ---------------------------
Net income                                           $   763        $    295
                                                    ===========================

Earnings per share:
  Basic earnings per share                           $  0.11        $   0.04
  Diluted earnings per share                         $  0.11        $   0.04




See accompanying notes.

DTM Corporation
Consolidated Statement of Income                     Six Months Ended
(Unaudited)                                                June 30,
                                                    2000          1999
                                               ----------------------------
                                                 (In thousands, except per
                                                       share amounts)


Revenues:
  Products                                      $ 15,664      $ 13,648
  Service and support                              2,822         1,923
                                               ----------------------------
                                                  18,486        15,571


Cost of sales:
  Products                                         7,003         6,081
  Service and support                              1,902         1,160
                                               ----------------------------
                                                   8,905         7,241
                                               ----------------------------

Gross profit                                       9,581         8,330

Operating expenses:
  Selling, general and administrative              6,177         6,191
  Research and development                         1,714         1,450
                                               ----------------------------
                                                   7,891         7,641
                                               ----------------------------

Operating income                                   1,690           689

Other income (expense):
  Interest expense, net                              (55)          (28)
  Gain on sale of assets                               -           129
                                               ----------------------------
                                                     (55)          101
                                               ----------------------------

Income before income taxes                         1,635           790

Income tax expense                                   510           221
                                               ----------------------------

Net income                                      $  1,125      $    569
                                               ============================

Earnings per share:
  Basic earnings per share                      $   0.16      $   0.09
  Diluted earnings per share                    $   0.16      $   0.09





See accompanying notes.

DTM Corporation
Consolidated Balance Sheets

(Unaudited)                                                     June 30,       December 31,
As of:                                                            2000            1999
                                                            ---------------------------------
                                                                      (In thousands)
Assets
Current assets:
  Cash                                                       $     1,141      $     1,505
  Accounts receivable, net                                         8,002            6,377
  Inventories                                                      2,767            2,652
  Prepaid expenses and other                                         634              589
  Total current assets                                            12,544           11,123
Property, net                                                      1,524            1,406
Capitalized software development costs, net                          392              418
Patent and license fees, net                                         609              734

Total assets                                                 $    15,069       $   13,681

Liabilities and shareholders' equity
Current liabilities:
  Bank line of credit                                        $       997       $        -
  Accounts payable                                                 1,793            2,219
  Deferred revenues and customer deposits                          2,302            2,128
  Employee and agent compensation                                    966            1,502
  Income taxes                                                       440              509
  Total current liabilities                                        6,498            6,358

Shareholders' equity:
  Common stock                                                         1                1
  Additional paid-in capital                                      54,172           54,016
  Accumulated deficit                                            (45,491)         (46,616)
  Accumulated other comprehensive loss                              (111)             (78)
  Total shareholders' equity                                       8,571            7,323

Total liabilities and shareholders' equity                   $    15,069       $   13,681

See accompanying notes.

DTM Corporation

Consolidated Statements of Cash Flows                         Six Months Ended
(Unaudited)                                                       June 30,
                                                            2000             1999
                                                     ------------------------------------
                                                               (In thousands)
Operating activities
Net income                                                $   1,125         $     569
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                             725               757
      Provision for doubtful accounts                             -                44
      Provision for obsolescence                                 56                53
      Gain on disposal of equipment                               -              (129)
      Changes in assets and liabilities:
            Accounts receivable                              (1,625)             (985)
            Inventory                                          (171)              646
            Prepaid expenses and other assets                   (45)             (121)
            Accounts payable and accrued expenses              (426)             (440)
            Deferred service revenues                           174               (62)
            Income taxes                                        (69)              221
            Employee and agent compensation                    (536)               77
                                                     ------------------------------------
Net cash (used in) provided by operating activities            (792)              630

Investing activities
Purchases of machinery and equipment                           (659)             (144)
Capitalized software development costs                          (54)              (60)
Patent and license expenditures                                 (29)              (33)
Proceeds from sale of machinery and equipment                    50               281
                                                     ------------------------------------
Net cash (used in) provided by investing activities            (692)               44

Financing activities
Proceeds from exercise of stock options                         156                 -
Draws on line of credit from financial institutions           3,590             1,300
Repayments on credit lines                                   (2,593)           (1,300)
Repayments of due to shareholder                                  -              (454)
                                                     ------------------------------------
Net cash provided by (used in) financing activities           1,153              (454)

Effect of foreign exchange rate changes                         (33)             (160)
                                                     ------------------------------------

Net change in cash                                             (364)               60

Cash at beginning of period                                   1,505               429
                                                     ------------------------------------

Cash at end of period                                     $   1,141         $     489
                                                     ====================================

Non-cash items:
   Issuance of common stock in settlement                 $       -         $     400
   Conversion of shareholder debt to equity               $       -         $     455

See accompanying notes.

                                DTM Corporation

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

     1.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of DTM Corporation ("DTM") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and related footnotes of the Company for the year ended December 31, 1999 as disclosed in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

     2.   Earnings per share

          Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share presented herein is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

                                                           2000             1999
                                                     ----------------------------------
For the Three Months Ended June 30:
Net income (A)                                          $  763,000       $  295,000

Average shares of common stock outstanding (B)           7,030,000        6,717,000
Dilutive effect of employee and director stock             192,000           -
   options
                                                     ----------------------------------
Common stock and common stock equivalents (C)            7,222,000        6,717,000
                                                     ==================================

Earnings per share:
     Basic (A/B)                                        $     0.11       $     0.04
     Diluted (A/C)                                      $     0.11       $     0.04

For the Six Months Ended June 30:
Net income (A)                                          $1,125,000       $  569,000

Average shares of common stock outstanding (B)           7,018,000        6,594,000
Dilutive effect of employee and director stock             204,000           22,000
   options
                                                     ----------------------------------
Common stock and common stock equivalents (C)            7,222,000        6,616,000
                                                     ==================================

Earnings per share:
     Basic (A/B)                                        $     0.16       $     0.09
     Diluted (A/C)                                      $     0.16       $     0.09

     3.   Inventory

          Inventory consisted of the following:


                                                                            June 30,         December 31,
As of:                                                                        2000               1999
                                                                       ------------------------------------
                                                                                   (In thousands)

Raw materials and purchased parts                                           $   2,303        $   2,050
Finished goods                                                                    752              834
                                                                       ------------------------------------
                                                                                3,055            2,884
Reserve for inventory obsolescence                                               (288)            (232)
                                                                       ------------------------------------
                                                                            $   2,767        $   2,652
                                                                       ====================================

     4.   Comprehensive Income

          Comprehensive income for the interim periods was as follows:

                                                                              2000              1999
                                                                       ------------------------------------
                                                                                  (In thousands)
For the Three Months Ended June 30:
Net income                                                                $       763      $       295
Foreign currency translation                                                       37             (106)
                                                                       ------------------------------------
Comprehensive Income                                                      $       800      $       189
                                                                       ====================================

For the Six Months Ended June 30:
Net income                                                                $     1,125      $       569
Foreign currency translation                                                      (33)            (160)
                                                                       ------------------------------------
Comprehensive Income                                                      $     1,092      $       409
                                                                       ====================================

     5.   Contingencies

          Beginning in 1996, we initiated patent infringement litigation in France, Germany and Italy against a competitor and against one of that competitor's customers. In this interim period, the German judge ruled that an expert be hired to advise the court on the technical issues. In 1997, we also initiated patent infringement litigation in Japan against the same competitor's distributor in the Pacific Rim. We seek injunctive relief plus damages. Hearings have begun in each of these lawsuits. In September 1999, the Japanese court issued a preliminary injunction barring sale of the competitor's infringing product in Japan. In this interim period, the competitor filed an appeal of the preliminary injunction. It is not possible at this time to predict the final outcome of the proceedings in Japan or the proceedings throughout Europe.

          In several communications made to us, this same competitor has alleged that our products are infringing on patents which it licenses from a third-party. In January 2000, we initiated litigation in the U.S. courts seeking a declaratory judgment that our products do not infringe on any valid claims of the U.S. patents licensed by this competitor.

     6.   New Accounting Standards

          Effective January 1, 2000, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires derivatives that are not hedges to be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair market value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. The adoption of this Statement has had no effect on reported results of operations at this time.

          In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. Interpretation No. 44 has an effective date of July 1, 2000. We do not believe Interpretation No. 44 will affect our accounting for transactions involving stock-based compensation.

          In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin, or SAB, No. 101, entitled "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In June 2000, the Staff delayed the effective date of SAB No. 101 until October 2000. The Staff has disclosed that it is preparing a questions and answers guide related to SAB No. 101. Because we have complied with generally accepted accounting principles for our historical revenue recognition, the change, if any, in our revenue policy resulting from SAB No. 101 would be reported as a change in accounting principle in the quarter ended December 31, 2000. If this change were required, it will likely be material. Until the Staff issues the questions and answers guide we will not be fully able to evaluate their impact.

     7.   Common Stock

          Activity in the interim period in DTM's common stock was as follows:

                                                                   Shares
                                                                 Outstanding
                                                                --------------
Issued and outstanding at the beginning of the year                 6,973,503
Shares issued under stock plans                                        74,092
Issued and outstanding at June 30, 2000                             7,047,595
                                                                ==============


          At June 30, 2000, there were 1,167,878 shares of common stock reserved for issuance in connection with the 1999 Stock Option Plan (892,090 shares) and for exercise of outstanding options issued in connection with a prior plan (275,788 shares).

          Beginning in April 1999, we have retained an affiliate of one of our major shareholders to perform certain financial advisory services. These related party fees are included in selling, general and administrative expenses and amounted to $64,500 and $36,000 in the six-month periods ended June 30, 2000 and 1999, respectively.

     8.   Stock Options

          A summary of the stock option activity, and related information for the interim period is as follows:

                                                                                     2000
                                                                      ------------------------------------
                                                                                        Weighted Average
                                                                                         Exercise Price
                                                                        Stock Options
                                                                      ------------------------------------

Outstanding at beginning of year                                             937,064      $    2.393
   Granted at fair market value                                               82,700           2.373
   Exercised                                                                 (74,092)          2.115
   Canceled                                                                  (63,158)          4.063
                                                                      ------------------------------------
Outstanding at June 30, 2000                                                 887,514      $    2.296
                                                                      ====================================


          A summary of information about stock options outstanding and exercisable at June 30, 2000 is as follows:



        Weighted-Average                                    Weighted-Average
            Exercise                Options                    Remaining                     Options
             Price                Outstanding               Contractual Life               Exercisable
-----------------------------------------------------------------------------------------------------------
         $  1.250                    291,600                      8.7                         102,068
         $  1.470                     54,000                      8.9
                                                                                               16,500
         $  1.750                     47,600                      9.6                            -
         $  2.000                     85,000                      7.5                          59,500
         $  2.0625                    53,850                      7.9                          53,850
         $  2.230                    256,316                      6.9                         256,316
         $  2.438                      5,000                      9.9                            -
         $  2.500                     13,000                      9.9                            -
         $  3.625                     22,100                      9.7                            -
         $  8.030                     49,000                      6.9                          49,000
         $ 13.530                      6,908                      6.9                           6,908
         $ 14.670                      3,140                      6.9                           3,140
                           -----------------                                      -------------------
                                     887,514                                                  547,282
                           =================                                      ===================

     9.   Geographic and Customer Information

          We operate in one industry segment: the development, manufacturing and service of selective laser sintering systems and related products. Operations outside of the United States consist principally of sales, marketing and customer support. Revenues are attributed to geographic areas based upon the location of the customers. The following is a summary of geographic area data for the for the interim periods:

                                                                              2000              1999
                                                                       ------------------------------------
                                                                                   (In thousands)
For the Three Months Ended June 30:
Revenues from external customers:
   North America                                                          $     4,444      $     3,513
   Europe                                                                       3,924            2,256
   Pacific Rim                                                                  1,965            1,830
                                                                       ------------------------------------
                                                                          $    10,333      $     7,599
                                                                       ====================================
For the Six Months Ended June 30:
Revenues from external customers:
   North America                                                          $     8,620      $     7,521
   Europe                                                                       6,841            5,085
   Pacific Rim                                                                  3,025            2,965
                                                                       ------------------------------------
                                                                          $    18,486      $    15,571
                                                                       ====================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Business Environment and Risk Factors

     The following discussion and analysis should be read in conjunction with the information set forth under the heading Unaudited Condensed Consolidated Financial Statements and notes thereto, as well as the section below under the heading "Risk Factors That May Affect Future Results and Safe Harbor Statement." Our future operating results may be affected by various trends and factors, which are beyond our control. These include, among other factors, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the rapid prototyping and rapid tooling industry. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

     With the exception of historical information, the matters discussed below under the heading "Results of Operations" and "Liquidity and Capital Resources" may include forward-looking statements that involve risks and uncertainties. All statements, trends and other information contained in this Quarterly Report on Form 10-Q relating to markets for our products and trends in revenue, gross margin and anticipated expense levels constitute forward-looking statements. These forward-looking statements generally can be identified by the use of words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", "may", and "should" and other similar terminology. We wish to caution readers that a number of important factors, including those identified in the section entitled "Risk Factors That May Affect Future Results and Safe Harbor Statement" as well as factors discussed elsewhere in this report and in the other reports filed with the Securities and Exchange Commission, could affect our actual results and cause actual results to differ materially from those forward-looking statements.

Overview

     DTM develops, manufactures, and markets advanced rapid prototyping and manufacturing systems that include a Sinterstation(R) 2500/plus/. All Sinterstation systems utilize a process called SLS(R) selective laser sintering and any of several plastic or metal SLS materials to create three-dimensional objects from CAD designs. Leading manufacturers throughout the world, in a range of industries, use Sinterstation systems to rapidly create production-quality parts, functional prototypes, and tooling for their products. Sinterstation users can realize numerous benefits as they develop and manufacture products, including but not limited to the following:


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

     Today, DTM's Sinterstation Systems are primarily used to create functional plastic prototypes. We believe that SLS selective laser sintering is currently the leading rapid-prototyping technology in the world for the functional plastic prototype application. In 1999, we licensed metal sintering powder technology developed by Rockwell Science Center, which is one of our key customers. We intend to begin to introduce a range of metal sintering materials in late 2000. We believe that the metals-based functional prototype market could ultimately be as large for us as our current plastics-based functional prototype market.

     A significant and growing use of Sinterstation systems is for manufacturing low-volume/high-value parts - either directly in the Sinterstation or in conjunction with traditional casting and molding processes.

An Expanding Base of Selective Laser Sintering Capacity

     The ultimate users of Sinterstation capacity are, primarily, manufacturing companies - either directly owned or contracted through service providers. In the first six months of 2000, 33% of Sinterstation sales were made directly to manufacturing companies, and these companies represent 35% of cumulative system sales. The other system sales have been to service providers and, to a lesser extent, to universities for research and education. Systems sold to new customer sites represented approximately 76%, 66% and 69% of system sales sold in the first six months of 2000 and in full-year 1999 and 1998, respectively. As of June 30, 2000, approximately 25% of our customer sites now have multiple DTM Sinterstation systems in operation.

     As of June 2000, 346 DTM Sinterstation systems had been sold to 259 customer sites located in manufacturing centers worldwide. One rapid-prototyping service bureau deploys six Sinterstation Systems at one site. One of the world's largest aircraft manufacturers deploys nine Sinterstation Systems at multiple facilities and plants. Many of the world's automobile manufacturers deploy from one to six Sinterstation Systems each at their design centers and plants.

Machine and Accessories Revenues

     Revenues derived from machines and accessories were $10.1 million in the six months ended June 30, 2000, an increase of 7% from the comparable period of 1999.

     In the six months ended June 30, 2000, we shipped 42 Sinterstation Systems, including used and demonstration units, an increase of 24% in unit volume over the comparable period of 1999.

     Machine and accessories revenues per unit sold, both production and previously owned, averaged approximately $253,200 and $296,300 in the six months ended June 30, 2000 and 1999, respectively, not including sintering powders or services included in the system packages.

     Machine and accessories cost of goods sold per unit, both production and previously owned, averaged approximately $133,700 and $157,500 for the six months ended June 30, 2000 and 1999, respectively. With these average costs, the average gross margins on machines and accessories were 47.2% and 46.8% for the six months ended June 30, 2000 and 1999, respectively.

Continuing Business

     Revenue from continuing business is becoming more significant. The percentage of revenues derived from sales of powdered sintering materials and services represented 45%, 40% and 35% of total revenues in the first six months of 2000 and in full-year 1999 and 1998, respectively. For the six months ended June 30, 2000, the average installed base of Sinterstation Systems had grown to 327 systems in the field, an increase of 29% from the comparable period of 1999. The market for powdered sintering materials and services is the installed base of Sinterstation Systems. We calculate our installed base to be the cumulative number of Sinterstation sales less trade-ins and other re-acquired systems. Sales and service records indicate that substantially all of these machines are still in use. Over 84% of the installed base of units has been in the field less than five years.

     Revenues derived from the sale of sintering materials were $5.5 million in the first six months of 2000, an increase of 33% from the first six months of 1999. Sintering materials revenues averaged $17,000 over the average installed base in the first six months of 2000, which represented a 3.0% increase from the average in the first six months of 1999.

     Revenues derived from services were $2.8 million in the first six months of 2000, an increase of 47% from the first three months of 1999. Services and support revenues averaged $8,600 over the average installed base in the first six months of 2000, which represented a 13.7% increase from the average in the first six months of 1999. In late 1999, we entered into an arrangement with a sales representative in Japan to share responsibility and revenues for front-line support in that country. We may make other such arrangements. Future revenue growth from services and support may again trail the growth in the installed base and, correspondingly, average service and support revenues may again decline.

Revenue Recognition Policies Summary

     We recognize revenue only when finished products are shipped, title and risks of ownership have transferred to the buyer, the remaining obligations are insignificant and collection of the related receivable is probable. We recognize service and support revenues when performed, or in the case of service contracts, over the contract period. Deferred revenue equal to the estimated cost of warranty is recorded on each system sale and recognized as service and support revenue over the warranty period.

Results Of Operations

     Key operating results for interim periods of 2000 versus the comparable periods in 1999 are summarized as follows:

                                               2000      1999        2000 vs. 1999
                                               ----      ----        -------------
                                              (In thousands, except per share amounts)
Second Quarter Ended June 30:
Revenues                                     $10,333   $ 7,599   Up $2,734   Up  36.0%
Operating income                             $ 1,145   $   351   Up $  794   Up 226.2%
Net income                                   $   763   $   295   Up $  468   Up 158.6%
Diluted earnings per share                   $  0.11   $  0.04   Up $ 0.07   Up 175.0%

Six Months Ended June 30:
Revenues                                     $18,486   $15,571   Up $2,915   Up  18.7%
Operating income                             $ 1,690   $   689   Up $1,001   Up 145.3%
Net income                                   $ 1,125   $   569   Up $  556   Up  97.7%
Diluted earnings per share                   $  0.16   $  0.09   Up $ 0.07   Up  77.8%


Comparison of the Three months ended June 30, 2000 to the Three months ended June 30, 1999

     Revenues. Revenues increased 36.0% to $10.3 million in the second quarter of 2000, compared to $7.6 million in the second quarter of 1999.

                                               2000      1999        2000 vs. 1999
                                               ----      ----        -------------
                                              (In thousands, except per share amounts)
Second Quarter Ended June 30:
Machines and accessories                     $ 6,094   $ 4,521   Up $1,573   Up  34.8%
Sintering materials                          $ 2,771   $ 2,136   Up $  635   Up  29.7%
Services and support                         $ 1,468   $   942   Up $  526   Up  55.8%

System volume in machine and accessories
    revenues                                      23        15   Up      8   Up  53.3%
Average systems in the field                     335       261   Up     74   Up  28.4%


     Machine and accessories revenues increased due to increased unit volume. Sales of powdered sintering materials and services and support revenues increased somewhat faster than the rise in average installed base.

     Revenues in past periods may not be indicative of revenues in the future, which may be affected by other business environment and risk factors discussed below, as well as other factors included elsewhere herein.

     Gross Profit. Gross profit was $5.5 million, or 52.9% of revenue, in the second quarter of 2000, compared to $4.1 million, or 53.3% of total revenue, in the second quarter of 1999.

     There is a risk that the increasing strength of the U.S. dollar may cause gross margin percentages to decline. Other factors, including pricing pressures internationally and changes in material and labor costs, may also have an adverse effect on gross margins. Past gross margins are not necessarily indicative of future gross margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.5 million, or 33.6% of revenues, in the second quarter of 2000, compared to $2.9 million, or 38.3% of revenues, in the second quarter of 1999. The decrease in percentage of revenues spent was primarily attributable to cost containment programs and to more efficient utilization of the overhead infrastructure. Selling, general and administrative expenses may vary as a percentage of revenues in the future.

     Research and Development Expenses. Research and development expenses were $840,000, or 8.1% of revenues in the second quarter of 2000, compared to $788,000, or 10.4% of revenues, in the second quarter of 1999. In 2000, we are focusing on specific development initiatives directed at manufacturing applications and direct metal parts. Should the planned increase in revenues not support the planned increase in research and development, which is restricted to a level below 10% of revenues, we will attempt to delay the planned investments. Research and development expense may increase in absolute dollars in future periods, and such expenditures may vary as a percentage of sales. There can be no assurance that our research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be affected by other factors.

     Interest Expense. Net interest expense for the second quarter of 2000 was $36,000, compared to interest expense of $21,000 for the second quarter of 1999.

     Gain on Sale of Assets. In the second quarter of 2000, there was no gain on the sale of assets. In the second quarter of 1999, a net gain of $79,000 was recognized from the sale of an internally used Sinterstation System.

     Income Taxes. The estimated effective tax rate in the second quarter of 2000 was 31.2%, compared to 27.9% in the second quarter of 1999.

     As a result of the February 1999 change in control of DTM, utilization of net operating loss carry forwards will be subject to additional annual limits of approximately $500,000. At December 31, 1999, we had approximately $8.7 million of federal net operating loss carry forwards. These net operating loss carry forwards begin to expire in 2002. We have not recognized any benefit from the future use of loss carry forwards for these periods due to uncertainties regarding the realization of deferred tax assets based upon the taxable earnings history. At December 31, 1999, we also had other deferred tax assets totaling $2.2 million that also are fully reserved.

     Net Income (Loss). We had net income of $763,000 in the second quarter of 2000, compared to net income of $295,000 in the second quarter of 1999. This $468,000 increase was primarily due to increased shipments of machines and accessories. Also, revenues from sintering materials and services and support, were both driven by a larger installed base of systems owned by customers. Selling, general and administrative expenses continue to be controlled. This was partially offset by system price reductions and the increase in research and development expenses.


Liquidity and Capital Resources

     At June 30, 2000, we had a cash balance of $1,141,000 and had $2.5 million available under our line of credit.

     During the six months ended June 30, 2000, operating activities used $792,000 in net cash, compared to $630,000 of net cash provided by operating activities in the comparable period of 1999. The use of cash in operations during the six months ended June 30, 2000 was due to investments in working capital, primarily an increase in accounts receivable.

     Accounts receivable, less allowance, represented approximately 70 days of quarter sales at June 30, 2000, compared to 58 days at December 31, 1999. This increase in days of sales was primarily attributable to an unusual percentage of sales occurring at end of the second quarter of 2000 compared to the fourth quarter of 1999. Inventory, less allowance, represented approximately 51 days on hand at June 30, 2000, compared to 51 days at December 31, 1999.

     Investing activities include expenditures for patents and licenses, capitalized software costs and furniture and equipment, principally consisting of our Sinterstation Systems built for internal use. For 2000, we have planned for approximately $1.2 million in capital expenditures, of which $692,000 was incurred in the six months ended June 30, 2000. The majority of these capital expenditures include additions to internally used demonstration systems to replace units coming off operating leases in 2000 and to support growth. We intend to fund this additional investment from operations.

     DTM has a secured line of credit, which was recently renewed through May 2001. The line of credit was increased from $2.5 million to $3.5 million and the interest rate was reduced from 2% to 1.5% over prime. Customer remittances are applied against any outstanding loans. At June 30, 2000, the borrowing base exceeded the loan limit of $3.5 million, and there was a $997,000 loan outstanding. The loan was used to fund the investments in working capital and capital expenditures during the first six months of 2000.

     We believe that we have the financial resources needed to meet business requirements, including capital expenditures, working capital requirements, the debt obligations outstanding and operating lease commitments for facilities and equipment through December 31, 2000. However, there can be no assurance that this will be the case.

Recent Accounting Pronouncements

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. Interpretation No. 44 has an effective date of July 1, 2000. We do not believe Interpretation No. 44 will affect our accounting for transactions involving stock-based compensation.

     In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin, or SAB, No. 101, entitled "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In June 2000, the Staff delayed the effective date of SAB No. 101 until October 2000. The Staff has disclosed that it is preparing a questions and answers guide related to SAB No. 101. Our initial assessment was that we complied with SAB No.
101. However, we have become aware the Staff is considering guidance that may cause us to reach the opposite conclusion. We ship our Sinterstation Systems calibrated at the factory and ready for customer installation. The customer is responsible for placing the equipment in his facility and providing electricity and nitrogen. We generally offer an initial three day on-site setup and check calibration service with our Sinterstation Systems, which cannot be performed until the customer facility is ready. We treat this service as a separate component and recognize the related revenues when we perform them, but recognize as revenues the value of the products when shipped, assuming the other criteria are met. A substantial majority of our Sinterstation System sales are not ready for us to perform the initial setup and to check calibration until the quarter following the one in which they are shipped and recognized as product revenues. SAB No. 101 may consider our setup and check calibration service is an essential portion of the earnings process and require that no revenues from our sale of a Sinterstation System be recognized until our initial setup and check calibration service is performed. Because we have complied with generally accepted accounting principles for our historical revenue recognition, the change, if any, in our revenue policy resulting from SAB No. 101 will be reported as a change in accounting principle in the quarter ended December 31, 2000. Until the Staff issues the questions and answers guide, we will not be fully able to evaluate SAB No. 101's impact. We are also considering potential changes to the terms of our sales agreements for equipment sales that could mitigate the impact of SAB No. 101. In addition, we may need to renegotiate the financial covenant under our credit agreement. While SAB No. 101 would not affect the fundamental aspects of our operations as measured by product shipments and cash flows, implementation of SAB No. 101 could have a material adverse effect on our reported results of operations for year 2000.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND SAFE HARBOR STATEMENT

     Investors are cautioned that this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors; (ii) our plans and results of operations will be affected by our ability to manage growth and working capital; and (iii) our business is highly competitive and the entrance of new competitors or the expansion of the operations by existing competitors in the Company's markets could adversely affect our plans and results of operations. In addition, we identify the risk factors discussed below which may affect our actual results and may cause actual results to differ materially from those contained in forward looking statements.

We Depend on Markets that Are in their Early Stages of Development

     The market for rapid prototyping products and services, such as those marketed by DTM, remains in an early stage of development and includes multiple, competing technologies, many of which are not yet fully developed. Participants in this market are moving to address new applications, many of which may not yet be known or accepted by potential users. Rapid prototyping requires that a three-dimensional CAD file describe a design, and organizations which are not currently using three-dimensional CAD are not, generally, potential customers for rapid prototyping products and services. Significant education of the end user in both three-dimensional CAD modeling and rapid prototyping in general has in some cases been a prerequisite to product acceptance. It is not clear at this time which of the competing technologies will gain broad market acceptance.

     The markets for rapid manufacturing products and rapid tooling products, such as those marketed by DTM, are in an even earlier stage of development than rapid prototyping. Participants in these markets, including DTM, are moving to address new applications, many of which may not yet be known or accepted by potential users. The companies who use traditional casting methods for metal parts and traditional-machining methods to make injection-molding tooling have made large capital investments in traditional equipment and have mature infrastructures for doing so. They may be highly resistant to adopting new technologies. There can be no assurance that rapid manufacturing technologies and rapid tooling technologies will evolve to the point that the perceived value will overcome perceived risks.

Our Market Is Highly Competitive

     The market for rapid prototyping systems is competitive. In marketing our Sinterstation Systems, we experience competition from many sources. Certain of our competitors are better known and have greater financial, research and development, production and marketing resources than us. Currently, the design and manufacturing applications that our products address are primarily accomplished using machining, milling and grinding equipment. The suppliers of such traditional equipment are large and numerous. Large amounts of capital have already been expended on such traditional equipment, and there exists a cultural bias to its use in many manufacturing organizations. The principal worldwide competitors in rapid prototyping are 3D Systems Corporation and Stratasys, Inc. EOS GmbH Electro Optical Systems is a significant competitor in Europe and in the Pacific Rim countries. Competition has increased as a result of the introduction of new products or product enhancements by these competitors and the entry into the industry by other companies. Increased competition has in the past resulted, and may in the future continue to result, in price reductions, reduced margins and loss of market share, all of which have materially adversely affected our business and financial results.

     We believe that we may eventually face competition in the supply of powdered sintering materials and services to Sinterstation users and that this competition will likely be based upon suitability and upon price. We already experience competition for technical services to our installed base as many of our customers have technical skills and resources to effectively support the equipment without factory assistance. We may also face external competition for such technical services from other service organizations, and such competition for services will likely be based upon suitability and price.

Our Operating Results Have Fluctuated Substantially from Quarter to Quarter and Are Likely to Continue

     In prior years, our revenues and operating results have varied at times substantially from quarter to quarter and may continue to do so. We typically experience a relatively long lead-time, often from six to 24 months, to complete a Sinterstation System sale. Our combined procurement and manufacturing cycle is currently three months. Furthermore, new product introductions, seasonality of customer buying patterns and other factors can cause fluctuations in quarterly results. In prior years, these fluctuations have precluded, and may preclude again, us from managing inventories effectively from quarter to quarter.

     The failure to complete a particular Sinterstation System sale in any given quarter may have a material adverse effect on our business and financial performance for that quarter, and quarterly fluctuations could cause a material adverse effect on the price at which our Common Stock trades. The tendency for a large number of our sales made during a quarter to be completed at or near the end of the quarter also hinders our ability to predict sales, control sales prices and enforce its standard terms.

We May Not Obtain Sufficient Capital to Fund Our Needs and Additional Funding May Be Dilutive to Current Security Holders

     Our future capital requirements will depend on a number of factors, including our profitability, growth rate, working capital requirements, expenses associated with protection of our patents and other intellectual property, and costs of future research and development activities. We currently plan to fund these activities through operations.

     Future operating results will depend, in part, on our ability to obtain and manage capital sufficient to finance our business. To the extent that funds expected to be generated from operations are not sufficient to meet current or planned operating requirements, we will seek to obtain additional funds through bank credit facilities, equity or debt financing, collaborative or other arrangements with corporate partners and from other sources. Additional funding may not be available when needed or on acceptable terms, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available, we may be required to delay or to eliminate certain expenditures or to license to third parties the rights to commercialize technologies that we would otherwise seek to develop ourselves. In addition, in the event that we obtain any additional funding, such financing may have a substantially dilutive effect on the holders of our securities.

We have Limited Product Offerings

     We currently offer one model of Sinterstation Systems for sale. The sale of Sinterstation Systems comprised the majority of our annual revenues. The Sinterstation Systems are priced in excess of $250,000, and a new purchaser must also consider the ongoing operating expense commitment associated with the acquisition of such a system. In a downturn or a soft market, our dependence upon a limited range of products, as opposed to a wide range of products at different price points, has caused our financial performance to be adversely affected and may do so again.

We are Heavily Dependant on Our Intellectual Property And Proprietary Rights and We are Currently Involved in Litigation Regarding these Rights

     In pursuing protection for our proprietary rights in our Sinterstation Systems, materials and related technology, we currently rely on a combination of patent, copyright, trademark and trade secret rights, as well as contractual provisions. We aggressively seek patent protection for our selective laser sintering technology. However, patent protection may not always be available. There can be no assurance that patents will be issued under any or all of the patent applications to which we have rights. In addition, the laws of various countries in which our products may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

     We are currently involved in significant litigation with EOS GmbH Electro Optical Systems in Germany, France, Italy and Japan, with regard to our proprietary rights to selective laser sintering technology. If we are unsuccessful in this litigation, our competitive position may be adversely affected in those countries.

     In addition, we can give no assurance that the issued patents to which we hold rights will be adequate to protect our interests or, if challenged, held valid. Our competitors could develop non-infringing systems, materials or technologies that are equivalent or superior to ours. Others may also practice technology believed by us to be covered by our patents or other legal or contractual protections regardless of the fact that it may be legally protected. Any litigation to enforce our intellectual property rights would be expensive and time-consuming. While we defend our intellectual property vigorously, there can be no assurance that we will be successful in our various litigation in many countries. If we were unsuccessful in enforcing our intellectual property rights or other contractual rights in the context of third-party offers to sell selective laser sintering systems or sintering powders or if we were found to have violated state or federal antitrust laws, our future revenues might be adversely affected.

     Furthermore, unrelated third parties hold many patents and pending patent applications under which we are not a licensee that relate to the design and manufacture of rapid prototyping systems and materials. If such a third party brought infringement litigation against us, and if we were not successful in defending such litigation or in obtaining a license, the business and financial performance could be materially adversely affected. EOS has threatened us with such litigation, and we have filed suit against EOS seeking a declaratory judgment that we do not infringe on any valid claims of the patents being asserted.

     The University of Texas System licenses certain key intellectual property used in the selective laser sintering process to us. As a licensee, our rights to practice the technology are not absolute. The University of Texas could terminate, attempt to terminate or amend the license if we could be shown to be in material default of the terms of the license. Even if we had a basis for objection, defense of our rights as a licensee could be costly, and the outcome would be uncertain. Loss of significant rights as a licensee under this license could have a material adverse effect on our business and financial performance.

We Depend on a Limited Number of Management and Key Personnel

     Our success depends to a substantial extent on a relatively few key management employees. Losing the services of one or more key employees could have a material adverse effect on our business and financial performance. Our success also depends on our ability to continue to attract highly talented technical personnel. Candidates with appropriate training and expertise may be in short supply in the geographic areas where we are attempting to recruit personnel. We have put in place incentive compensation plans intended to provide motivation for continued employment of key employees. We can give no assurance that we will be able to retain employees or continue to attract, assimilate and retain other skilled personnel.

We Depend on a Limited Number of Third Party Suppliers

     We subcontract for manufacture of Sinterstation System components, powdered sintering materials and accessories from single-source, third-party suppliers. A disruption in supply or failure of a supplier to remain competitive in functionality or price could have a material adverse effect on our sales or reputation for timely delivery, and, hence, on our business, financial performance and results of operations.

     During 1999 and into 2000, customer demand for DuraForm(R), our popular powdered sintering materials, came close to exceeding the supply. We have worked with our supplier to modify the suppliers manufacturing process to increase the amounts available to our customers for 2000. However, until such time that raw stock capacity is increased, which is not expected until 2001, demand may outstrip the increased supply.

Our Operating Results Are Heavily Dependant on Sales to Customers Located Outside the U.S.

     Revenues from customers located outside the U.S. represented the majority of our total revenues in the recent three years. We believe that continued growth and profitability requires expansion of sales in international markets. This expansion may be costly and time-consuming and may not generate returns for a significant period of time, if at all.

     Fluctuations in exchange rates as well as interest rates have significantly affected our sales in foreign markets. In particular, a strengthening U.S. dollar has adversely affected the price competitiveness against a major foreign competitor of our products and services in the international markets. A significant and increasing portion of international sales are denominated in currencies other than U.S. dollars, thereby exposing the Company to gains and losses on non-U.S. currency transactions. There can be no assurance that any hedging activity by us to limit currency exchange risk will be successful in avoiding exchange-related losses. Nor can there be assurance that the exposure to risks associated with international operations will not continue to have a material adverse effect on our liquidity, capital resources and results of operations. The regulatory environment, including import/export laws, protective trade policies and currency controls of foreign governments, also could materially adversely affect our business and financial performance.

Proactive Finance Group, LLC has Significant Influence on All Shareholder Votes

     Proactive Finance Group, LLC and its affiliates ("Proactive") currently controls approximately 49.9% of our outstanding Common Stock. At this percentage, Proactive could control elections of the Board of Directors and could control or substantially affect the outcome of most matters submitted to the shareholders for their vote or consent. Proactive could also cause, prevent or delay a change in control.

We May Be Subject to Product Liability Claims

     Products as complex as those we offer may contain undetected defects or errors when first introduced or as enhancements are released that, despite our testing, are not discovered until after the product has been installed and used by customers, which could result in delayed market acceptance of the product or damage to our reputation and business. We attempt to include provisions in our agreements with customers that are designed to limit the exposure to potential liability for damages arising out of defects or errors in our products. However, the nature and extent of such limitations vary from customer to customer, and it is possible that such limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future. The sale and support of our products entails the risk of product liability claims. Any such claim brought against us, regardless of its merit, could result in material expense to us, diversion of management time and attention, and damage to our business reputation and ability to retain existing customers or attract new customers.

Our Stock Price May Be Affected when Additional Shares Are Sold

     Sales of shares of our Common Stock into the market by Proactive or employees exercising options could cause a decline in the price of our stock. All of the 3,513,357 shares of our Common Stock currently owned by Proactive are tradable, subject to the resale limitations of Rule 144, as promulgated by the U.S. Securities and Exchange Commission that are applicable to an affiliate of a company. In addition, we have granted Proactive certain demand registration rights, and if we propose to register any of our securities under the Securities Act of 1933, whether for our own account, for the account of other shareholders or for both, Proactive is entitled to notice of such registration and is entitled to include its shares of Common Stock in the registration.

     Our employees hold immediately exercisable options to purchase 542,943 shares of our Common Stock. We registered the issuance and the sale of the shares of Common Stock that would be issued upon exercise of options under the stock option plans on a Form S-8 Registration Statements. As a result, the Common Stock acquired by employees upon exercise of options outstanding under the stock option plans will be freely tradable (subject to compliance with certain provisions of Rule 144, in the case of our affiliates).

The Recent Issuance by the SEC of an Accounting Bulletin Related to Revenue Recognition, SAB 101, May Have a Material Adverse Impact On Our Financial Performance

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In addition to other uncertain risks related to SAB No. 101, it is possible that SAB No. 101 could result in increased fluctuations in our quarterly operating results and increase the likelihood that we may fail to meet the expectations of securities analysts for any period. We are currently in the process of evaluating SAB No. 101 and what effect it may have on our financial statements. As of this date, we have not determined whether SAB No. 101 will have a material impact on our financial position or results of operations; however, we believe that it may require a portion of our year 2000 revenues to be deferred. In the event that the implementation of SAB No. 101 requires us to report a change in accounting principles related to our revenue recognition policy, we would be required to report such change no later than the quarter ending December 31, 2000. In addition, we may need to renegotiate the financial covenants under our credit agreement. While SAB No. 101 would not affect the fundamental aspects of our operations as measured by product shipments and cash flows, implementation of SAB No. 101 could have a material adverse effect on our reported results of operations for year 2000.

Our Market Price Is Volatile

     Our Common Stock is listed on The Nasdaq SmallCap Stock Market. Historically, the stock market has experienced volatility that has particularly affected the market price of common stock of technology-related companies. That volatility sometimes has been unrelated to the operating performance of such companies. Moreover, our stock is thinly traded, and we have a relatively small public float of only approximately 3.5 million shares. These factors may cause our stock price to be even more variable.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

               Exhibit 10.1 - Amendment of Loan and Security Agreements between DTM Corporation and Silicon Valley Bank, dated May 30, 2000

               Exhibit 27.1 - Current Financial Data Schedule for the quarter ended June 30, 2000

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 28, 2000

                   DTM CORPORATION
                   (Registrant)


                   By: /s/ John S. Murchison, III
                       -------------------------------------
                            John S. Murchison, III
                            President and Chief Executive Officer


                   By: /s/ Geoffrey W. Kreiger
                       -------------------------------------
                            Geoffrey W. Kreiger
                            Vice President of Finance, Treasurer and Secretary

                               Index to Exhibits

Number                             Description
------                             -----------

10.1 Amendment of Loan and Security Agreements between DTM Corporation and Silicon Valley Bank, dated May 30, 2000

27.1     Financial Data Schedule for the quarter ended June 30, 2000