Form 10-Q
period 2000-09-30
DTM CORP /TX/
filed 2000-11-14
CIK 1014552

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                      Or

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days Yes [X] No__

There were 7,074,651 shares of our common stock outstanding on November 11, 2000.

================================================================================

DTM Corporation
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS
                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Part I         FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Statement of Income for the
                 three months ended September 30, 2000 and 1999              1

               Condensed Consolidated Statement of Income for the
                 nine months ended September 30, 2000 and 1999               2

               Condensed Consolidated Balance Sheets as of
                 September 30, 2000 and December 31, 1999                    3

               Condensed Consolidated Statements of Cash Flows for the
                 nine months ended September 30, 2000 and 1999               4

               Notes to Condensed Consolidated Financial Statements          5

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk    21

Part II        OTHER INFORMATION

Item 1.        Legal Proceedings                                             22

Item 6.        Exhibits and Reports on Form 8-K                              22

Signatures                                                                   23
Exhibit Index                                                                24

                                    PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

DTM Corporation
Consolidated Statement of Income
Three Months Ended
Unaudited


                                                          September 30,
                                                 ------------------------------
                                                     2000              1999
                                                    (In thousands, except per
                                                          share amounts)
Revenues
  Products                                           $ 8,100          $ 6,568
  Service and support                                  1,554            1,068
                                                   ------------------------------
                                                       9,654            7,636
Cost of sales:
  Products                                             3,588            3,090
  Service and support                                  1,020              911
                                                   ------------------------------
                                                       4,608            4,001
                                                   ------------------------------

Gross profit                                           5,046            3,635

Operating expenses:
  Selling, general and administrative                  3,430            2,654
  Research and development                               655              706
                                                   ------------------------------
                                                       4,085            3,360
                                                   ------------------------------
Operating income                                         961              275

Other income (expense)
  Interest expense, net                                  (36)             (26)
                                                   ------------------------------
                                                         (36)             (26)
                                                   ------------------------------
Income before income taxes                               925              249

Income tax expense                                       300               68
                                                   ------------------------------
Net income                                           $   625          $   181
                                                   ------------------------------
Earnings per share:
  Basic earnings per share                           $  0.09          $  0.03
  Diluted earnings per share                         $  0.09          $  0.03

Weighted average shares outstanding:
  Basic                                                7,059            6,974
  Diluted                                              7,385            6,989

See accompanying notes.

DTM Corporation
Consolidated Statement of Income
Nine Months Ended
Unaudited

                                                           September 30,
                                                        2000             1999
                                                   ------------------------------
                                                       (In thousands, except
                                                           per share amounts)
Revenues
  Products                                             $ 23,764         $ 20,216
  Service and support                                     4,376            2,991
                                                     ------------------------------
                                                         28,140           23,207

Cost of sales:
  Products                                               10,590            9,171
  Service and support                                     2,923            2,071
                                                     ------------------------------
                                                         13,513           11,242
                                                     ------------------------------

Gross profit                                             14,627           11,965

Operating expenses:
  Selling, general and administrative                     9,607            8,845
  Research and development                                2,369            2,156
                                                     ------------------------------
                                                         11,976           11,001
                                                     ------------------------------

Operating income                                          2,651              964

Other income (expense):
  Interest expense, net                                     (91)             (54)
  Gain on sale of assets                                     --              129
                                                     ------------------------------
                                                            (91)              75
                                                     ------------------------------

Income before income taxes                                2,560            1,039

Income tax expense                                          810              289
                                                     ------------------------------

Net income                                             $  1,750         $    750
                                                     ------------------------------
Earnings per share:
  Basic earnings per share                             $   0.25         $   0.11
  Diluted earnings per share                           $   0.24         $   0.11

Weighted average shares outstanding:
  Basic                                                   7,032            6,722
  Diluted                                                 7,260            6,737

See accompanying notes.

DTM Corporation
Consolidated Balance Sheets
Unaudited

                                                                  September 30,     December 31
                                                                      2000             1999
                                                                -----------------------------------
                                                                         (In thousands)
Assets
Current assets:
  Cash                                                               $  1,406        $  1,505
  Accounts receivable, net                                              8,276           6,377
  Inventories                                                           3,253           2,652
  Prepaid expenses and other                                              336             589
                                                                -----------------------------------
  Total current assets                                                 13,271          11,123
Property, net                                                           1,774           1,406
Capitalized software development costs, net                               366             418
Patent and license fees, net                                              549             734
                                                                -----------------------------------

Total assets                                                         $ 15,960        $ 13,681
                                                                -----------------------------------

Liabilities and shareholders' equity
Current liabilities:
  Bank line of credit                                                $     --        $     --
  Accounts payable                                                      3,075           2,219
  Deferred revenues and customer deposits                               2,416           2,128
  Employee and agent compensation                                       1,313           1,502
  Income taxes                                                             75             509
                                                                -----------------------------------
  Total current liabilities                                             6,879           6,358

Shareholders' equity:
  Common stock - 7,068,823 shares
     outstanding at September 30, 2000                                      2               1
  Additional paid-in capital                                           54,214          54,016
  Accumulated deficit                                                 (44,866)        (46,616)
  Accumulated other comprehensive loss                                   (269)            (78)
                                                                -----------------------------------
  Total shareholders' equity                                            9,081           7,323
                                                                -----------------------------------
Total liabilities and shareholders' equity                           $ 15,960        $ 13,681
                                                                -----------------------------------

See accompanying notes.

DTM Corporation
Consolidated Statements of Cash Flows
(Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                             2000              1999
                                                           ---------------------------
                                                                 (In thousands)
Operating activities
Net income                                                 $   1,750         $     750
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                            1,166             1,063
      Provision for doubtful accounts                              -                44
      Provision for obsolescence                                  86                91
      Gain on disposal of equipment                                -              (129)
      Changes in assets and liabilities:
            Accounts receivable                               (1,899)           (1,212)
            Inventory                                           (687)             (127)
            Prepaid expenses and other assets                    253              (204)
            Accounts payable and accrued expenses                856              (206)
            Deferred service revenues                            288               (45)
            Income taxes                                        (434)              289
            Employee and agent compensation                     (189)               (8)
                                                           ---------------------------
Net cash provided by operating activities                      1,190               306

Investing activities

Purchases of machinery and equipment                          (1,161)             (667)
Capitalized software development costs                          (139)              (99)
Patent and license expenditures                                  (47)              (49)
Proceeds from sale of machinery and equipment                     50               281
                                                           ---------------------------
Net cash used by investing activities                         (1,297)             (534)

Financing activities
Proceeds from exercise of stock options                          199                 -
Draws on line of credit from financial institutions            3,693             3,025
Repayments on credit lines                                    (3,693)           (2,100)
Repayments of due to shareholder                                   -              (454)
                                                           ---------------------------
Net cash provided by financing activities                        199               471

Effect of foreign exchange rate changes                         (191)               (1)
                                                           ---------------------------
Net change in cash                                               (99)              242

Cash at beginning of period                                    1,505               429
                                                           ---------------------------
Cash at end of period                                      $   1,406         $     671
                                                           ===========================
Non-cash items:
   Issuance of common stock in settlement                  $       -         $     400
   Conversion of shareholder debt to equity                $       -         $     455

See accompanying notes.

                                DTM Corporation

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

     1.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of DTM Corporation ("DTM") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and related footnotes of the Company for the year ended December 31, 1999 as disclosed in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

     2.   Earnings per share

          Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share presented herein is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

                                                                  2000             1999
                                                            ----------------------------------
For the Three Months Ended September 30:
Net income (A)                                                  $  625,000      $   181,000

Average shares of common stock outstanding (B)                   7,059,000        6,974,000
Dilutive effect of employee and director stock options             326,000           15,000
                                                            ----------------------------------
Common stock and common stock equivalents (C)                    7,385,000        6,989,000
                                                            ==================================
Earnings per share:
     Basic (A/B)                                                $     0.09      $      0.03
     Diluted (A/C)                                              $     0.09      $      0.03

For the Nine Months Ended September 30:
Net income (A)                                                  $1,750,000      $   750,000

Average shares of common stock outstanding (B)                   7,032,000        6,722,000
Dilutive effect of employee and director stock options             227,000           15,000
                                                            ----------------------------------
Common stock and common stock equivalents (C)                    7,259,000        6,737,000
                                                            ==================================
Earnings per share:
     Basic (A/B)                                                $     0.25      $      0.11
     Diluted (A/C)                                              $     0.24      $      0.11

     3.   Inventory

          Inventory consisted of the following:

                                              September 30,     December 31,
                                                  2000              1999
                                              --------------------------------
                                                       (In thousands)

Raw materials and purchased parts                $   3,031        $   2,050
Finished goods                                         540              834
                                              --------------------------------
                                                     3,571            2,884
Reserve for inventory obsolescence                    (318)            (232)
                                              --------------------------------
                                                 $   3,253        $   2,652
                                              ================================

     4.   Comprehensive Income

          Comprehensive income for the interim periods was as follows:

                                                       2000           1999
                                                  ----------------------------
                                                         (In thousands)
For the Three Months Ended September 30:
Net income                                          $     625      $     181
Foreign currency translation                             (158)           159
                                                  ----------------------------
Comprehensive Income                                $     467      $     340
                                                  ============================

For the Nine Months Ended September 30:
Net income                                          $   1,750      $     750
Foreign currency translation                             (191)            (1)
                                                  ----------------------------
Comprehensive Income                                $   1,559      $     749
                                                  ============================

     5.   Contingencies

          Beginning in 1996, we initiated patent infringement litigation in France, Germany and Italy against a competitor and against one of that competitor's customers. In this interim period, the German judge considered recommended experts be hired to advise the court on the technical issues. In 1997, we also initiated patent infringement litigation in Japan against the same competitor's distributor in the Pacific Rim. In September 1999, the Japanese court issued a preliminary injunction barring sale of the competitor's infringing product in Japan. The competitor has brought suit to overturn our Japanese patents. In this interim period, there was no change in the Japanese proceedings. It is not possible at this time to predict the final outcome of the proceedings in Japan or the proceedings throughout Europe.

          In several communications made to us, this same competitor has alleged that our products are infringing on patents which it licenses from a third-party. In January 2000, we initiated litigation in the U.S. courts seeking a declaratory judgment that our products do not infringe on any valid claims of the U.S. patents licensed by this competitor. In this interim period, the action was stayed through October 31, 2000. On October 31, 2000, we dropped this suit. It is not possible at this time to predict the final outcome of these threatened proceedings.

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

          Effective July 1, 2000, we adopted Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. The adoption of this Interpretation has had no effect on reported results of operations at this time

          In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin, or SAB, No. 101, entitled "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In June 2000, the Staff delayed the effective date of SAB No. 101 until no later than our quarter ended December 31, 2000. On October 12, 2000, the Staff issued a questions and answers guide related to SAB No. 101. Because we have complied with generally accepted accounting principles for our historical revenue recognition, the change, if any, in our revenue policy resulting from SAB No. 101 would be reported as a change in accounting principle in the quarter ended December 31, 2000. If this change were required, it will likely be material. At this time we have not been fully able to evaluate their impact.

     7.   Common Stock

          Activity in the interim period in DTM's common stock was as follows:

                                                                Shares
                                                              Outstanding
                                                              -----------
Issued and outstanding at the beginning of the year             6,973,503
Shares issued under stock plans                                    95,320
                                                              -----------
Issued and outstanding at September 30, 2000                    7,068,823
                                                              ===========


          At September 30, 2000, there were 1,137,226 shares of common stock reserved for issuance in connection with the 1999 Stock Option Plan (885,395 shares) and for exercise of outstanding options issued in connection with a prior plan (251,831 shares).

          Beginning in April 1999, we have retained an affiliate of one of our major shareholders to perform certain financial advisory services. These related party fees are included in selling, general and administrative expenses and amounted to $94,000 and $72,000 in the nine-month periods ended September 30, 2000 and 1999, respectively.

     8.   Stock Options

          A summary of the stock option activity, and related information for the interim period is as follows:

                                                               2000
                                                 -------------------------------
                                                                    Weighted
                                                                Average Exercise
                                                 Stock Options       Price
                                                 -------------------------------

Outstanding at beginning of year                    937,064       $    2.393
   Granted at fair market value                     126,100            3.249
   Exercised                                        (95,320)           2.087
   Canceled                                         (66,563)           3.917
                                                --------------------------------
Outstanding at September 30, 2000                   901,281       $    2.433
                                                ================================

          A summary of information about stock options outstanding and exercisable at September 30, 2000 is as follows:

          Weighted-Average                      Weighted-Average
             Exercise            Options            Remaining          Options
              Price            Outstanding      Contractual Life     Exercisable
--------------------------------------------------------------------------------

            $  1.250             284,870             8.5               99,705
            $  1.470              54,000             8.6               16,500
            $  1.750              47,600             9.3                   --
            $  2.000              85,000             7.3               59,500
            $ 2.0625              51,180             7.6               35,826
            $  2.230             241,783             6.6              241,783
            $  2.438               5,000             9.6                   --
            $  2.500              13,000             9.6                   --
            $  3.625              21,400             9.4                   --
            $  5.250              38,400            10.0                   --
            $  8.030              49,000             6.6               49,000
            $ 13.530               6,908             6.6                6,908
            $ 14.670               3,140             6.6                3,140
                               ---------                             --------
                                 901,281                              512,362
                               =========                             ========

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


                                                            2000           1999
                                                          ----------------------
                                                               (In thousands)
For the Three Months Ended September 30:
Revenues from external customers:
   North America                                          $   5,058      $ 3,206
   Europe                                                     3,056        2,951
   Pacific Rim                                                1,540        1,479
                                                          ----------------------
                                                          $   9,654      $ 7,636
                                                          ======================

For the Nine Months Ended September 30:
Revenues from external customers:
   North America                                          $  13,678      $10,727
   Europe                                                     9,897        8,036
   Pacific Rim                                                4,565        4,444
                                                          ----------------------
                                                          $  28,140      $23,207
                                                          ======================

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

Overview

     DTM develops, manufactures, and markets advanced rapid prototyping and manufacturing systems that include a Sinterstation(R) 2500/plus/. All Sinterstation systems utilize a process called SLS(R) selective laser sintering and any of several plastic or metal SLS materials to create three-dimensional objects from CAD designs. Leading manufacturers throughout the world, in a range of industries, use Sinterstation systems to rapidly create production-quality parts, functional prototypes, and tooling for their products. Sinterstation users can realize numerous benefits as they develop and manufacture products, including but not limited to the following:

  .  ability to efficiently produce low-volume/high-value products;

  . design complex part shapes that could not be fabricated under conventional methods;

  .  ability to even customize every product to the customer's exact needs;

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

     Our Systems are beginning to be used to directly manufacture end use plastic parts, primarily low-volume/high-value parts or custom parts. We are working with several key customers on this application. We have completed a market needs assessment and are developing strategies to penetrate the direct manufacture of end use plastic parts application.

     In 1999, we introduced our second-generation plastic material for the investment casting industry. Our system produces expendable patterns that are used by foundries to cast metal parts, primarily low-volume/high-value parts or custom parts. Our revenues from this application are exceeding our targets.

     This quarter we released our third-generation material for the injection molding industry. Our system, with a new impregnation oven cycle, produces prototype metal tooling for the manufacture of plastic parts. The majority of the systems sold this quarter were configured to use this new material.

     The steel sintering material that we just introduced, with an impregnation oven cycle, can be used to directly manufacture prototype steel parts with tolerances at least as good as those achieved by investment casting. We are developing other metal materials and strategies to penetrate the direct prototype metal part application.

An Expanding Base of Selective Laser Sintering Capacity

     The ultimate users of Sinterstation capacity are, primarily, manufacturing companies - either directly owned or contracted through service providers. In the first nine months of 2000, 31% of Sinterstation sales were made directly to manufacturing companies, and these companies represent 35% of cumulative system sales. The other system sales have been to service providers and, to a lesser extent, to universities for research and education. Systems sold to new customer sites represented approximately 74%, 66% and 69% of system sales sold in the first nine months of 2000 and in full-year 1999 and 1998, respectively. As of September 30, 2000, approximately 25% of our customer sites now have multiple DTM Sinterstation systems in operation.

     As of September 2000, 364 DTM Sinterstation systems had been sold to 272 customer sites located in manufacturing centers worldwide. One rapid-prototyping service bureau deploys six Sinterstation Systems at one site. One of the world's largest aircraft manufacturers deploys nine Sinterstation Systems at multiple facilities and plants. Many of the world's automobile manufacturers deploy from one to six Sinterstation Systems at their design centers and plants.

Machine and Accessories Revenues

     Revenues derived from machines and accessories were $14.8 million in the nine months ended September 30, 2000, an increase of 6% from the comparable period of 1999.

     In the nine months ended September 30, 2000, we shipped 61 Sinterstation Systems, including used and demonstration units, an increase of 20% in unit volume over the comparable period of 1999.

     Machine and accessories revenues per unit sold, both production and previously owned, averaged approximately $250,600 and $290,300 in the nine months ended September 30, 2000 and 1999, respectively, not including sintering powders or services included in the system packages.

     Machine and accessories cost of goods sold per unit, both production and previously owned, averaged approximately $133,900 and $153,100 for the nine months ended September 30, 2000 and 1999, respectively. With these average costs, the average gross margins on machines and accessories were 46.6% and 47.3% for the nine months ended September 30, 2000 and 1999, respectively.

Continuing Business

     Revenue from continuing business is becoming more significant. The percentage of revenues derived from sales of powdered sintering materials and services represented 47%, 40% and 35% of total revenues in the first nine months of 2000 and in calendar years 1999 and 1998, respectively. For the nine months ended September 30, 2000, the average installed base of Sinterstation Systems had grown to 336 systems in the field, an increase of 29% from the comparable period of 1999. The market for powdered sintering materials and services is the installed base of Sinterstation Systems. We calculate our installed base to be the cumulative number of Sinterstation sales less trade-ins and other re-acquired systems. Sales and service records indicate that substantially all of these machines are still in use. Over 84% of the installed base of units has been in the field less than five years.

     Revenues derived from the sale of sintering materials were $9.0 million in the first nine months of 2000, an increase of 43% from the first nine months of 1999. Sintering materials revenues averaged $26,750 over the average installed base in the first nine months of 2000, which represented a 11.0% increase from the average in the first nine months of 1999. We believe that this increase in the average sintering material revenues per machine was due to increased consumption as our prices in local currencies have been stable in the periods discussed. This increase was in spite of the negative effect on our revenues from the depreciation in the euro currency versus the U.S. dollar over this period.

     Revenues derived from services were $4.4 million in the first nine months of 2000, an increase of 46% from the first nine months of 1999. Services and support revenues averaged $13,000 over the average installed base in the first nine months of 2000, which represented a 13.7% increase from the average in the first nine months of 1999. We believe that this increase in average services and support revenues per machine was due to increased utilization of our services as our prices in local currencies have stable in the periods discussed. This increase was in spite of the negative effect on our revenues from the depreciation in the euro currency versus the U.S. dollar over this period.

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

Results Of Operations

     Key operating results for interim periods of 2000 versus the comparable periods in 1999 are summarized as follows:

                                          2000       1999          2000 vs. 1999
                                          ----       ----          -------------
                                            (In thousands, except per share amounts)
Third Quarter Ended September 30:
Revenues                                 $ 9,654    $ 7,636    Up $2,018    Up  26.4%
Operating income                         $   961    $   275    Up $  686    Up 249.5%
Net income                               $   625    $   181    Up $  444    Up 245.3%
Diluted earnings per share               $  0.09    $  0.03    Up $ 0.06    Up 200.0%

Nine Months Ended September 30:
Revenues                                 $28,140    $23,207    Up $4,933    Up  21.3%
Operating income                         $ 2,651    $   964    Up $1,687    Up 175.0%
Net income                               $ 1,750    $   750    Up $1,000    Up 133.3%
Diluted earnings per share               $  0.24    $  0.11    Up $ 0.13    Up 118.2%

Comparison of the Three months ended September 30, 2000 to the Three months ended September 30, 1999

     Revenues. Revenues increased 26.4% to $9.7 million in the third quarter of 2000, compared to $7.6 million in the third quarter of 1999. The components of revenues were as follows:


                                            2000      1999        2000 vs. 1999
                                            ----      ----        -------------
                                            (In thousands, except per share amounts)
Third Quarter Ended September 30:
Machines and accessories                   $4,661    $4,454     Up $  207    Up  4.7%
Sintering materials                        $3,439    $2,114     Up $1,325    Up 62.7%
Services and support                       $1,554    $1,068     Up $  486    Up 45.5%

System volume in machine and accessories
    Revenues                                   19        16     Up      3    Up 18.8%
Average systems in the field                  355       278     Up     77    Up 27.7%


     Machine and accessories revenues increased due to increased unit volume. Sales of powdered sintering materials increased faster than the rise in average installed base, primarily due to greater consumption rates in the installed base. Services and support revenues increased somewhat faster than the rise in average installed base.

     Revenues in past periods may not be indicative of revenues in the future, which may be affected by other business environment and risk factors discussed below, as well as other factors included elsewhere herein.

     Gross Profit. Gross profit was $5.0 million, or 52.3% of revenue, in the third quarter of 2000, compared to $3.6 million, or 47.6% of total revenue, in the third quarter of 1999. The overall gross margin improvement was primarily a result of higher-margin sintering materials revenues becoming a larger portion of total revenues. In addition, Service and Support gross margins improved from the prior year period.

     There is a risk that the increasing strength of the U.S. dollar may cause gross margin percentages to decline. Other factors, including pricing pressures internationally and changes in material and labor costs, may also have an adverse effect on gross margins. Past gross margins are not necessarily indicative of future gross margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.4 million, or 35.5% of revenues, in the third quarter of 2000, compared to $2.7 million, or 34.8% of revenues, in the third quarter of 1999. Selling, general and administrative expenses may vary as a percentage of revenues in the future.

     Research and Development Expenses. Research and development expenses were $655,000, or 6.8% of revenues in the third quarter of 2000, compared to $706,000, or 9.2% of revenues, in the third quarter of 1999. In 2000, we are focusing on specific development initiatives directed at manufacturing applications and direct metal parts. In the third quarter of 2000, planned external expenditures were avoided by finding other methods to achieve our project goals. Should the planned increase in revenues not support the planned increase in research and development, which is targeted to a level below 10% of revenues, we will attempt to delay the planned investments. Research and development expense may increase in absolute dollars in future periods, and such expenditures may vary as a percentage of sales. There can be no assurance that our research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be affected by other factors.

     Interest Expense. Net interest expense for the third quarter of 2000 was $36,000, compared to interest expense of $26,000 for the third quarter of 1999.

     Income Taxes. The estimated effective tax rate in the third quarter of 2000 was 32.4%, compared to 27.3% in the third quarter of 1999.

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

     Net Income. We had net income of $625,000 in the third quarter of 2000, compared to net income of $181,000 in the third quarter of 1999. This $444,000 increase was primarily due to the greater consumption of our sintering materials and services by the installed base of systems owned by customers and also by to increased shipments of machines and accessories. Selling, general and administrative expenses continue to be managed under an ongoing cost containment effort. This was partially offset by system price reductions and a higher effective tax rate.

Liquidity and Capital Resources

         At September 30, 2000, we had a cash balance of $1.4 million and had $3.5 million available under our line of credit.

         During the nine months ended September 30, 2000, operating activities provided $1.2 million in net cash, compared to $306,000 of net cash provided by operating activities in the comparable period of 1999.

         Accounts receivable, less allowance, represented approximately 78 days of quarter sales at September 30, 2000, compared to 78 days at December 31, 1999. Inventory, less allowance, represented approximately 64 days on hand at September 30, 2000, compared to 51 days at December 31, 1999.

         Investing activities include expenditures for patents and licenses, capitalized software costs and furniture and equipment, principally consisting of our Sinterstation Systems built for internal use. For 2000, we planned for approximately $1.2 million in capital expenditures, which was incurred in the nine months ended September 30, 2000. The majority of these capital expenditures include additions to internally used demonstration systems to replace units coming off operating leases in 2000 and to support growth.

         DTM has a $3.5 million secured line of credit through May 2001. The interest rate is 1.5% over prime. Customer remittances are applied against any outstanding loans. At September 30, 2000, the borrowing base exceeded the loan limit, and there was no loan outstanding.

         We believe that we have the financial resources needed to meet business requirements, including capital expenditures, working capital requirements and operating lease commitments for facilities and equipment through December 31, 2000. However, there can be no assurance that this will be the case.

Recent Accounting Pronouncements

         Effective July 1, 2000, we adopted the Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. Our adoption of the Interpretation No. 44 had no affect our current accounting for transactions involving stock-based compensation.

         In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin, or SAB, No. 101, entitled "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In June 2000, the Staff delayed the effective date of SAB No. 101 until no later than the quarter ended December 31, 2000. On October 12, 2000, the Staff has issued a questions and answers guide related to SAB No. 101. Our initial assessment was that we complied with SAB No. 101. However, we have become aware the Staff is considering guidance that may cause us to reach the opposite conclusion. We ship our Sinterstation Systems calibrated at the factory and ready for customer installation. The customer is responsible for placing the equipment in his facility and providing electricity and nitrogen. We generally offer an initial three day on-site setup and check calibration service with our Sinterstation Systems, which cannot be performed until the customer facility is ready. We treat this service as a separate component and recognize the related revenues when we perform them, but recognize as revenues the value of the products when shipped, assuming the other criteria are met. Historically, a substantial majority of our Sinterstation System sales are not ready for us to perform the initial setup and to check calibration until the quarter following the one in which they are shipped and recognized as product revenues. SAB No. 101 may consider our setup and check calibration service is an essential portion of the earnings process and require that no revenues from our sale of a Sinterstation System be recognized until our initial setup and check calibration service is performed. Because we have complied with generally accepted accounting principles for our historical revenue recognition, the change, if any, in our revenue policy resulting from SAB No. 101 will be reported as a change in accounting principle in the quarter ended December 31, 2000. We have not yet been able to fully evaluate the recently issued Staff questions and answers guide to determine SAB No. 101's impact. We are also considering potential changes to the terms of our sales agreements for equipment sales that could mitigate the impact of SAB No. 101. In addition, we may need to renegotiate the financial covenant under our credit agreement. While SAB No. 101 would not affect the fundamental aspects of our operations as measured by product shipments and cash flows, implementation of SAB No. 101 could have a material adverse effect on our reported results of operations for year 2000.

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

         While we historically have not faced competition in the supply of powdered sintering materials and services to Sinterstation users, we eventually face competition upon suitability and upon price. We already experience competition for technical services to our installed base as many of our customers have technical skills and resources to effectively support the equipment without factory assistance. We may also face external competition for such technical services from other service organizations, and such competition for services will likely be based upon capability and price.

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

We are Heavily Dependant on Our Intellectual Property And Proprietary Rights and We are Currently Involved in Litigation Regarding these Rights

         In pursuing protection for our proprietary rights in our Sinterstation Systems, materials and related technology, we currently rely on a combination of patent, copyright, trademark and trade secret rights, as well as contractual provisions. We seek patent protection for our selective laser sintering technology.

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

         Furthermore, unrelated third parties hold many patents and pending patent applications under which we are not a licensee that relate to the design and manufacture of rapid prototyping systems and materials. If such a third party brought infringement litigation against us, and if we were not successful in defending such litigation or in obtaining a license, the business and financial performance could be materially adversely affected. EOS has threatened us with such litigation. We believe that we do not infringe on any valid claims of the patents being asserted by EOS.

         The University of Texas System licenses certain key intellectual property used in the selective laser sintering process to us. As a licensee, our rights to practice the technology are not absolute. Earlier this year we gave notice to The University of Texas System of changes we had made in our royalty calculations to reflect business practices we adopted in the Fall of 1999. We informed them that these changes had the effect of reducing the average royalty due them per machine sold. They have communicated in writing to us that they do not accept these changes. We are currently meeting with representatives of The University of Texas System to provide them a better understanding of our position and of the methodologies that we now use in our calculation of royalties due them. The University of Texas could terminate, attempt to terminate or amend the license if we could be shown to be in material default of the terms of the license. Even if we had a basis for objection, defense of our rights as a licensee could be costly, and the outcome would be uncertain. Loss of significant rights as a licensee under this license could have a material adverse effect on our business and financial performance.

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

We Depend on a Limited Number of Third Party Suppliers

         We subcontract for manufacture of major Sinterstation System components, powdered sintering materials and accessories from single-source, third-party suppliers. A disruption in supply or failure of a supplier to remain competitive in functionality or price could have a material adverse effect on our sales or reputation for timely delivery, and, hence, on our business, financial performance and results of operations.

         During 1999 and into 2000, customer demand for DuraForm(R), our popular powdered sintering materials, has at times come close to exceeding the supply. We have worked with our supplier to modify the suppliers manufacturing process to increase the amounts available to our customers. However, until such time that raw stock capacity is increased, which is not expected until late 2001, demand may outstrip the supply.

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

Proactive Finance Group, LLC has Significant Influence on All Shareholder Votes

         Proactive Finance Group, LLC and its affiliates ("Proactive") currently controls approximately 49.7% of our outstanding Common Stock. At this percentage, Proactive could control elections of the Board of Directors and could control or substantially affect the outcome of most matters submitted to the shareholders for their vote or consent. Proactive could also cause, prevent or delay a change in control.

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

Our Stock Price May Be Affected when Additional Shares Are Sold

         Sales of shares of our Common Stock into the market by Proactive or employees exercising options could cause a decline in the price of our stock. All of the 3,513,357 shares of our Common Stock currently owned by Proactive are tradable, subject to the resale limitations of Rule 144, as promulgated by the U.S. Securities and Exchange Commission that are applicable to an affiliate of a company. In addition, we have granted Proactive certain demand registration rights. Also, if we propose to register any of our securities under the Securities Act of 1933, whether for our own account, for the account of other shareholders or for both, Proactive is entitled to notice of such registration and is entitled to include its shares of Common Stock in the registration.

         Our employees hold immediately exercisable options to purchase 514,762 shares of our Common Stock. We registered the issuance and the sale of the shares of Common Stock that would be issued upon exercise of options under the stock option plans on a Form S-8 Registration Statements. As a result, the Common Stock acquired by employees upon exercise of options outstanding under the stock option plans will be freely tradable (subject to compliance with certain provisions of Rule 144, in the case of our affiliates).

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

Our Market Price Is Volatile

         Our Common Stock is listed on The Nasdaq SmallCap Stock Market. Historically, the stock market has experienced volatility that has particularly affected the market price of common stock of technology-related companies. That volatility sometimes has been unrelated to the operating performance of such companies. Moreover, our stock is thinly traded, and we have a relatively small public float of only approximately 3.6 million shares. These factors may cause our stock price to be even more variable.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

                  Exhibit 27.1 - Current Financial Data Schedule for the quarter ended September 30, 2000

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 2000

                                   DTM CORPORATION
                                   (Registrant)


                                   By:  /s/ John S. Murchison, III
                                       ----------------------------------
                                            John S. Murchison, III
                                            President and Chief Executive
                                            Officer


                                   By:  /s/ Geoffrey W. Kreiger
                                        ---------------------------------
                                            Geoffrey W. Kreiger
                                            Vice President of Finance,
                                            Treasurer and Secretary

                               Index to Exhibits
                               -----------------

Number                      Description
------                      -----------

27.1     Financial Data Schedule for the quarter ended September 30, 2000