Form 10-K
period 2000-12-31
DTM CORP /TX/
filed 2001-03-19
CIK 1014552

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (fee required) For the fiscal year ended December 31, 2000 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED) For the transition period from__ to __

                        Commission file number 0-20993

                                DTM CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

                 Texas                                  74-2487065
    State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

    1611 Headway Circle, Building 2, Austin, Texas            78754
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No.
                                       ---    -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 6, 2001, the aggregate market value of the voting stock held by non-affiliates (affiliates for these purposes only being directors, executive officers and holders of more than 5% of the Registrant's Common Stock) was approximately $12.1 million based upon the closing price of the Registrant's Common Stock on such date, $3.375 per share as reported by the The Nasdaq Stock Market. As of March 6, 2001, the Registrant had 7,090,989 outstanding shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the Proxy Statement for the Registrant's Year 2001 Annual Meeting of Shareholders are incorporated by reference in Part III.

DTM Corporation
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
Part I

Item 1.     Business                                                         1

Item 2      Properties                                                      10

Item 3      Legal Proceedings                                               10

Item 4      Submission Of Matters To A Vote Of The Shareholders In The
            Fourth Quarter Of The Fiscal Year Covered By This Report        10


Part II

Item 5      Market For Registrant's Common Equity And Related
            Shareholder Matters                                             11

Item 6      Selected Financial Data                                         12

Item 7      Management's Discussion And Analysis Of Financial Condition
            And Results Of Operations                                       13

Item 7A     Quantitative And Qualitative Disclosures About Market Risk      27

Item 8      Financial Statements And Supplementary Data                     28

Item 9      Changes In And Disagreements With Accountants On Accounting
            And Financial Disclosure                                        46


Part III

Item 10     Directors And Executive Officers Of The Registrant              46

Item 11     Executive Compensation                                          46

Item 12     Security Ownership Of Certain Beneficial Owners And
            Management                                                      46

Item 13     Certain Relationships And Related Transactions                  46

Part III

Item 14     Exhibits, Financial Statement Schedules, And Reports On
            Form 8-K                                                        47

            Signatures                                                      49

                                    PART I

     This Annual Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of DTM Corporation. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in the forward-looking statements, including, without limitation: seasonality of customer buying habits, principally a slower first and third quarter, may adversely affect stock prices; the markets being developed by us may not develop; price reductions, reduced margins and loss of market share may occur as a result of competition; quarterly fluctuations in operating results and the difficulty in predicting results of operations may adversely affect stock prices; additional capital sufficient to finance the business may not be available, when needed, or if available might cause significant dilution; our dependence on a single product that is priced at the high end of the range for today's rapid prototyping products has caused it to be adversely affected in a soft market; our intellectual property and proprietary rights may not be valid or infringe the rights of others; we have significant international operations with the inherent exposures; actions by controlling shareholder could adversely affect stock prices; potential liabilities could result from undetected errors or defects in our products; and our stock price could be volatile, regardless of our financial performance. We caution that the foregoing list of important factors is not exclusive. We do not undertake to update any written or oral forward-looking statement that may be made from time to time by or on behalf of the DTM. See "Item 7. Risk Factors That May Affect Future Results and Safe Harbor Statement."

ITEM 1.    BUSINESS

Overview

     We design, manufacture, market and support, on an international basis, rapid prototyping and manufacturing systems and the related powdered materials. Our systems are based on proprietary selective laser sintering technology initially developed by The University of Texas. This technology uses laser energy to melt and fuse ("sinter") powdered material to create a solid object. We have an exclusive worldwide license from The University of Texas to practice selective laser sintering.

     Historically, our product line of Sinterstation Systems has been used for rapid prototyping in the design, development and market introduction of products. Sinterstation Systems are increasingly being deployed for manufacturing applications. Small runs of production-quality parts or custom parts can be efficiently made in the Sinterstation System, allowing manufacturers to better address low-volume/high value markets. Likewise, these markets can be addressed with traditional casting or tooling made in the Sinterstation for casting or molding processes to more quickly make short production runs of plastic or metal parts. Our prototyping and manufacturing customers represent a wide range of industries, including the automotive, aerospace, medical, electronic, telecommunications, computer, appliance, footwear, toy and power tool industries.

     We offer customers solutions to meet the following challenges:

            .  Streamlining prototyping and manufacturing processes
            .  Verifying product designs
            .  Creating functional prototypes
            .  Generating production-quality samples or final parts
            . Creating tooling used to manufacture 50 to 10,000, or more end use parts.

     Our Selective Laser Sintering Technology

          The selective laser sintering process uses laser energy to sinter powdered material to create solid objects from the powdered materials. The steps to make a part, mold, pattern or tool in a Sinterstation System are as follows:

          1. Start with an electronic file containing the product designer's three-dimensional computer aided design ("CAD") data for the part.

          2.   Transfer the file into the Sinterstation system.

          3. Spread a layer of powdered material. As the process begins, a precision roller mechanism automatically spreads a thin layer of powdered SLS material across the build platform.

          4. From the CAD data, a CO\\2\\ laser selectively draws a cross section of the object on the layer of powder. As the laser draws the cross section, it selectively "sinters" (heats and fuses) the powder creating a solid mass that represents one cross section of the part.

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

Functional Models and Prototypes from the Sinterstation System

          Today, most of the Sinterstation Systems are primarily used to produce functional prototypes for use in product development and design. Use of our Sinterstation Systems in this manner can significantly reduce the time required to produce models and prototypes for testing actual product fit and form, ergonomic design and functionality from what otherwise could be months or weeks to days or, in some cases, hours. Functional models and prototypes are produced directly from powdered plastic sintering materials with a Sinterstation System. We believe that selective laser sintering is the leading rapid-prototyping technology in the world for the functional plastic prototype application.

          Sinterstation Systems are also used to produce metal functional prototypes from a metal powder. In late 2000, we introduced LaserForm ST 100, our third-generation metal powder system for creation of prototype tooling that is also used to make metal functional parts.

Rapid Manufacturing of Low-volume/High-value Parts Directly in the Sinterstation System

          Our Sinterstation Systems are increasingly used for the manufacture of small lot quantities of plastic or metal parts directly in a DTM Sinterstation for use as final products by end users in both the consumer and industrial markets. Existing materials marketed for use in the Sinterstation by DTM are being used to produce plastic and metal parts. Metal part production with a Sinterstation requires processing with an additional furnace step.

Rapid Manufacturing of Parts with the Sinterstation in conjunction with Traditional Manufacturing Methods

          Sinterstation Systems are used to create tools, molds or patterns that are an intermediate step in most manufacturing processes employed to manufacture low-volume/high-value end use parts.

          The Sinterstation System's investment casting pattern production capability offers foundries the ability to automate the pattern-making step of traditional investment casting processes to manufacture metal parts. Parts investment cast from patterns produced with a Sinterstation System are used in final product assemblies. With the early 1999 introduction of CastForm, an improved pattern material, investment-casting applications are becoming a more significant component of our product mix. A wide range of metal parts can be cast from CastForm patterns, including titanium, magnesium, aluminum and stainless steel. Foundries use our Sinterstation Systems to automate and speed-up the manufacture of sand molds and cores. These sand cores and molds are used for the sand casting of metal parts, primarily for use in automotive and heavy equipment applications.

          Our tooling systems for plastic injection molding have been enhanced over a number of years and currently offer the capability to quickly and efficiently manufacture tooling for the injection molding of quantities of plastic parts. Tools created in the Sinterstation System require an additional furnace operation to ready them for use on injection molding machines. Tools created for this purpose can be used to fabricate 50 to 10,000 parts, or more.

General

          We were incorporated in 1987 and in 1990 became a subsidiary of The B.F.Goodrich Company ("BFGoodrich"). In May 1997, we completed our initial public offering ("IPO"). On February 12, 1999, an investment partnership of independent investors affiliated with Proactive Finance Group, LLC ("Proactive") acquired BFGoodrich's remaining interest in DTM. Proactive currently holds a 49.7% interest in DTM.

          Our executive offices are located at 1611 Headway Circle, Building 2, Austin, Texas 78754. Our telephone number is 512/339-2922 and web page is www.dtm-corp.com. Information contained on our web site is not incorporated into
----------------
this Annual Report.

          "RapidSteel," "Sinterstation," and "SLS" are registered trademarks of DTM in the United States. "DTM," "CastForm," "DuraForm," "LaserForm" and "SandForm" are unregistered trademarks of DTM in the United States. "Somos" is a registered trademark of DSM Desotech in the United States. "Windows" is a registered trademark of Microsoft Corporation in the United States.

Products and Services

          We derive revenues from the sale and support of Sinterstation Systems and the supply to the installed base of powdered sintering materials that are consumed by these systems. Our sources of revenues and the percentage to total revenues for the five years ended December 31, 2000 were as follows (in thousands):

                                                   Year ended December 31,
                                        2000       1999       1998       1997       1996
                                     ---------------------------------------------------
          Machines and accessories   $21,418    $19,903    $17,928    $18,291    $18,829
          Sintering materials         12,376      8,652      6,240      4,239      3,241
          Services and support         6,216      4,494      3,627      2,778      2,309
                                     ---------------------------------------------------
          Total revenues             $40,010    $33,049    $27,795    $25,308    $24,379
                                     ===================================================

         Machines and accessories         53%        60%        65%        72%        78%
          Sintering materials             31         26         22         17         13
          Services and support            16         14         13         11          9
                                    ----------------------------------------------------
          Total revenues                 100%       100%       100%       100%       100%
                                     ===================================================

Machines and Accessories

     Machines and accessories revenues include the base Sinterstation, material handling equipment, secondary process equipment, documentation and software licenses. The following table presents the cumulative number of Sinterstation Systems sold of each of the three generations of Sinterstation Systems produced through the end of each year in the five-year period ended December 31, 2000:

                                          Year ended December 31,
                                        2000  1999  1998  1997  1996
                                        ----------------------------

     Sinterstation Model 2500/plus/      166    87    21     -     -
     Sinterstation Model 2500             85    84    83    54    13
     Sinterstation Model 2000            137   136   132   127   119
                                        ----------------------------
     Cumulative Total                    388   307   236   181   132
                                        ============================

     Our third-generation Sinterstation 2500/plus/ system, first available in August 1998, features the SLS selective laser sintering process, which includes the following capabilities:

     . Easy to use application software for Windows NT Drag and drop part placement for easy build setup;

     .    Part stacking and nesting capabilities for more productivity;

     . Ability to create complex parts aatures, with no support structures required;

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

     We have developed a library of imbedded software designed to control the selective laser sintering process. We have also designed application software to aid in the setup of builds with each of our material systems. This software sets parameters and directs the various components of the platform hardware based on the type of material being used in the build process.

Sintering Materials

     We have developed a range of powdered materials for use in the Sinterstation System to address a growing list of customer applications. Many of these materials can be used in multiple customer applications. Selective laser sintering powders are available through DTM for use in our Sinterstation Systems. All of the DTM sintering materials we currently sell can be used in all models of Sinterstation Systems that have been sold by us.

Services and Support

     We maintain a staff of field service and support personnel in Europe, Pacific Rim and North America. The field service organization is responsible for the installations of new Sinterstation Systems and warranty service and maintenance programs.

     We also maintain a staff of applications support personnel in Europe and North America. Our applications support personnel assist customers with system operation, provide advice and assistance on building unusually complicated parts, and keep customers informed of changes and advancements in the selective laser sintering technology and Sinterstation System operating procedures. During 2000, a call center was established in Austin with the charter of being the first response team and tracking all customer support instances to completion.

     Customers may extend factory support beyond the limited warranty period by purchasing various levels of service contracts from us. For those customers choosing not to purchase full-service contracts, We also provide repair and maintenance services on a time and materials basis and sell replacement parts and components for repairs performed by customer personnel. During 2000, a management information system for the service department was implemented.

Research and Development

     During 2000, 1999 and 1998, we expended approximately $3.3 million, $2.9 million, and $3.5 million, respectively, for research and development.

     Our research and development effort focuses on improving core technologies that are critical to future growth. We believe that our future growth will depend on new powdered sintering materials, as well as improved part accuracy and processing speed. Our development efforts are augmented by development arrangements with research institutions, key customers, materials suppliers and hardware suppliers.

The chart below depicts the history of material introductions of our sintering materials:

                 1992      1994      1996      1998    2000     2001
                  .Polycarbonate

                  .Wax               .TrueForm         .Castform
                                             .Sandform
                  .Nylon   .Fine Nylon         .Duraform
                             .Nylon GF           .DuraForm GF
                                               .Somos 201
                             .RapidSteel 1       .RapidSteel 2
                                                 .LaserForm .ST-100

     In addition to the specific developments depicted above, the research and development efforts over the past three years have resulted in a doubling of part accuracy and the build speed. At the same time, the system platform cost has been reduced, which has allowed system gross margins to attain targeted levels.

     Longer term, we believe that the selective laser sintering technology is capable of processing an even wider range of materials, thereby improving the performance of our products in current applications and advancing the technology into new applications. We are developing new materials for production of metal parts in a range of metal powders.

     There can be no assurance that we will be able to develop these new materials or that, if developed, that these materials can be successfully marketed. The materials and specialized hardware technologies used in the Sinterstation Systems are based upon materials and hardware developed for other industries. We rely upon the materials research of companies in the specialty chemicals industry for formulations of powdered materials and suppliers of specialized hardware technologies to be used in our Sinterstation Systems. Should we find it necessary to internally research, develop or manufacture our own unique powdered materials or specialized-hardware technologies we could find the costs to be much higher.

Customers

     Manufacturers, service bureaus, universities, and military and defense organizations purchase our Sinterstation Systems. Commercial and university-based service bureaus utilize rapid prototyping equipment and often other equipment to provide services to other organizations involved in product development. Much of our historical growth has come from the sale of products to service bureaus around the world. Many of our manufacturing customers were first introduced to SLS selective laser sintering by these service providers. We have also found that establishment of service bureau activity has been instrumental to the introduction of new applications and to the development of new sales territories.

     We do not consider ourselves dependent on any particular customer. In 2000, 1999 and 1998, no customer represented 10% or more of our revenues.

Marketing and Sales; Product Distribution; Foreign Operations

     We distribute our products globally. The table below presents the revenues derived from customers located in the area indicated for each of the five years in the period ended December 31, 2000 (In thousands).

                                         Year ended December 31,
                              2000       1999       1998       1997       1996
                           ---------------------------------------------------
      North America        $19,372    $15,059    $13,015    $10,064    $12,371
      Europe                14,636     12,254     10,407      8,615      7,822
      Pacific Rim            6,002      5,736      4,373      6,629      4,186
                           ---------------------------------------------------
        Total revenues     $40,010    $33,049    $27,795    $25,308    $24,379
                           ===================================================
      North America             48%        46%        47%        40%        51%
      Europe                    37         37         37         34         32
      Pacific Rim               15         17         16         26         17
                           ---------------------------------------------------
        Total revenues         100%       100%       100%       100%       100%
                           ===================================================

     We field a direct sales force based in Germany, the United States and the United Kingdom. We employ in-region sales personnel to manage agent networks in other European countries and in the Pacific Rim countries. Our independent agents are located in France, Italy, Portugal, Spain, Sweden, Turkey, China, Japan, Singapore, South Korea, Taiwan and Brazil.

     Our marketing programs utilize a mix of seminars, trade shows, advertising, direct mailings, literature, web presence, videos, press releases, brochures and customer and application profiles to identify prospects that match a typical Sinterstation System user profile.

     An internal staff of application specialists is a key part of the marketing organization effort to provide pre-sales support and to help existing customers take advantage of the latest materials and techniques to improve part quality and machine productivity. This group also leverages its customer contact to help identify new application opportunities that utilize our proprietary selective laser sintering process.

     We have also developed a telemarketing capability that enhances the efficiency of our sales management process by quickly identifying application need and budget availability and by subsequently routing the qualified lead to the appropriate sales and/or applications personnel within DTM.

     Our web site has been extensively upgraded. With this improved web site, we hope to provide prospective customers with valuable insights into how our existing customers are using the technology to fill their needs, including in-depth case studies and briefs. We intend to further develop the web site as an essential mechanism to deliver selective laser sintering knowledge and to support our customers and customers of rapid-prototyping service providers.

Seasonality

     North American capital spending patterns have contributed to relatively stronger fourth quarter sales and sometimes to slower first quarter sales. We typically experience slowdowns in sales of Sinterstation Systems during the third quarter as the result of capital spending patterns in the European markets. The following table presents the quarterly revenues as a percentage of calendar year revenues:

                                   Quarter ended
                  March 31    June 30   September 30   December 31
                  ------------------------------------------------
          2000        20%       26%          24%           30%
          1999        24        23           23            30
          1998        21        27           21            31

Manufacturing

     We currently utilize outside suppliers to produce certain of the major sub-assemblies of the Sinterstation Systems. Procurement lead-time for the major sub-assemblies of the Sinterstation Systems can be up to twelve weeks. Assembly and final testing at our site comprises a three-week cycle.

     Due to the long lead-time for major sub-assemblies, we place orders for such parts on a forecast basis for scheduled deliveries of up to six months ahead. We subcontract for the manufacture of Sinterstation System components, powdered sintering materials and accessories from single-source, third-party suppliers, some of which are the only available suppliers.

     We believe that we will have sufficient manufacturing capacity to fulfill demand for our Sinterstation Systems in 2001. See "Item 2. Properties." Intellectual Property

     Researchers at The University of Texas initially developed the selective laser sintering technology commercialized by DTM. The first selective laser-sintering patent was issued to The University of Texas in 1989. Currently, we have exclusive rights to 17 U.S. patents issued to The University of Texas. The main University of Texas patents covering selective laser sintering expire in 2006. Patents granted on improvements to the original patent as well as new patents obtained by us extend some protections to at least 2010. We have an exclusive worldwide license from The University of Texas to use the selective laser sintering technology, the term of which continues until expiration of the patent rights that are the subject of the UT License. The UT License includes the original patents plus a right of first refusal for all improvements thereon. The UT License required that we commercialize the technology, which we have done and continue to do in key markets. Under the UT License, we are required to make royalty payments equal to 4% of applicable Net Sales (as defined in the License Agreement).

     In 1999, the Company became a licensee under two U.S. patents, which cover certain metal sintering powders developed by Rockwell Science Center, a key customer. To date there have been no sales subject to royalties under this license.

     As of December 31, 2000, we owned 13 U.S. patents and had exclusive licenses to 19 U.S. patents. As of the same date we owned or had exclusive licenses under eight European patents. We owned or had exclusive rights to 25 other issued international patents and had patent applications pending. The technology covered by such patents included the following:

          .  Fundamental elements of the selective laser sintering process;

          . Related inventions on powder delivery, beam delivery, laser control and thermal control;

          . Use of certain sintering powders in the selective laser sintering process; and

          .  Certain post-processing steps for part finishing.

     New technology developments are continuing and new patent applications are anticipated. We have six trademarks registered with the U.S. Patent and Trademark Office.

     We can give no assurance that the issued patents to which we hold rights will be adequate to protect our interests or, if challenged, held valid. Our competitors could develop non-infringing systems, materials or technologies that are equivalent or superior to those of ours. A competitor currently does and others may practice technology covered by our patents or other legal or contractual protections regardless of the fact that it is legally protected, forcing us to engage in costly litigation to defend our interests. While we defend our intellectual property vigorously, there can be no assurance that we will be successful in our various litigation in many countries. A failure by us to protect our intellectual property position could have a material adverse effect on our business, financial condition and results of operations.

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

     We believe that selective laser sintering has become established as the leading rapid-prototyping technology for the production of functional plastic prototypes and that we have the largest installed base of selective laser sintering machines in the world. We face direct competition for selective laser sintering equipment and materials outside the United States from EOS GmbH of Planegg, Germany. We have brought patent infringement actions against EOS in various international jurisdictions. See "Item 3 Legal Proceedings." Our Sinterstation Systems are capable of processing a range of materials, including plastic, metal, or sand material. Whereas, EOS offers selective laser sintering machines that are designed to process a specific class of materials - plastic, metal or sand material. The EOS sand and polystyrene machines are offered with build chambers that are larger than those in our multiple-purpose machines. Under certain circumstances, EOS successfully utilizes this size advantage of its machines to compete for prospective customers.

     3D Systems Corporation of Valencia, California offers rapid-prototyping equipment based upon stereolithography that utilizes ultraviolet light sources to polymerize liquid monomers into a solid object. Stratasys, Inc. of Eden Prairie, Minnesota offers rapid prototyping equipment based upon plastic extrusion. Both 3D Systems and Stratasys offer other equipment that is targeted at the production of visualization models for product design applications. These systems, which are based on inkjet technology, are generally lower in price and targeted for engineering design groups within large companies. Both 3D Systems and Stratasys have greater financial resources than DTM.

Executive Officers

     The executive officers of DTM and their ages as of March 1, 2001 are as follows:

        Executive Officers        Age                        Position
        ------------------        ---                        ---------
     John S. Murchison, III        60          Chief Executive Officer and President
     Geoffrey W. Kreiger           51          Chief Financial Officer, Treasurer and Secretary
     Kevin McAlea                  42          Vice President, Marketing and Business
                                               Development
     Ronald K. Skaggs              39          Vice President, Worldwide Services
     Patrick Lordi                 50          Vice President Worldwide Sales
     Craig Wadham                  57          Vice President Engineering

     John S. Murchison, III joined us as Chief Executive Officer and President in September 1990. Prior to joining us, Mr. Murchison was General Manager for the Pratt Group, a privately held Australian-based company with worldwide holdings in packaging, insurance, banking and trading, from 1987 to 1990.

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

     Geoffrey W. Kreiger was appointed Chief Financial Officer, Treasurer and Secretary in 1999. He had been Controller since joining DTM in 1997. Before joining us, Mr. Kreiger was Executive Vice President of Austin Software Foundry, Inc., from 1996 to 1997. Prior to that, he was President, Datamarine Unit, and Chief Financial Officer and Director of Datamarine International, Inc., a manufacturer of communications equipment and consumer electronics, from 1988 to 1995. Mr. Kreiger is a Certified Public Accountant.

     Ronald K. Skaggs joined us in September 2000 as Vice President, Global Services. Before joining DTM, Mr. Skaggs was Director of Customer Service for North America at Gretag Imaging, a professional imaging manufacturer. He held a similar position with Cymbolic Sciences International from 1995 to 1998

     Patrick Lordi joined us in November 2000 as Vice President, Worldwide Sales. Prior to joining the Company, Mr. Lordi was Vice President of Global Sales & Services at Cymbolic Sciences International, a professional imaging equipment manufacturer from 1998 to 2000. Prior to that, he was Vice President of Sales and Marketing of Photometrics, Ltd, a scientific digital imaging equipment manufacturer from 1993 to 1998. He also held sales and management positions with Nicolet Instruments Corporation and Beckman Instruments.

     Craig Wadham was appointed Vice President Engineering in 2000. He has resigned his employment with us to be effective March 31, 2001. He had been a Director of Product Development since 1995 and a Controls Engineer with us since 1990.

Employees

     At December 31, 2000, we had 132 employees, compared to 113 at the end of 1999 and 116 at the end of 1998. At December 31, 2000, 85 employees were located at the corporate offices in Austin, Texas, 14 employees were located at other U.S. sales and services offices and 33 employees were located in sales and service offices in Germany, the United Kingdom, Japan and Singapore. The Company has no prior experience with a work stoppage and considers its relations with its employees to be good.

ITEM 2.   PROPERTIES

     We currently lease a 50,000-square foot facility at 1611 Headway Circle, Buildings 1 and 2, Austin, Texas. We also lease off-site sales and/or service offices located in various areas of the United States and in Tokyo, Japan, in Singapore, in Birmingham, England and in Hilden, Germany. DTM expects that such facilities will be sufficient to support the Company's operations through the remainder of 2001. See "Item 1. Business--Manufacturing."

ITEM 3.   LEGAL PROCEEDINGS

     We have initiated legal proceedings against EOS GmbH Electro Optical Systems (EOS), to enforce its patent rights in various jurisdictions. The plastic sintering patent infringement actions against EOS were begun in France, Germany, and Italy in 1996. In 1997, we initiated action against Hitachi Zosen Joho Systems, the EOS distributor in Japan. We are pursuing injunctive relief and damages where applicable.

     In September 1999, the Tokyo court ruled in our favor and granted a preliminary injunction prohibiting further importation and selling of the infringing plastic sintering EOS machine. EOS has initiated invalidation trials against the patents used in that injunction.

     The legal actions in the three European countries are proceeding. EOS had challenged the validity of the plastic patents in the European Patent Office
(EPO). Both of those patents have now survived the opposition appeals and the infringement hearings have been re-started.

     In 2000, EOS filed a patent infringement suit against us in federal court in California. EOS alleges that we have infringed and continue to infringe certain U.S. patents licensed to EOS by 3D Systems. We believe that our systems do not infringe any valid claims of these patents, which cover liquid based photo-polymer systems. These proceeding are in the pre-discovery stage.

     There can be no assurance that the foregoing actions will not have a disruptive effect upon the operations of our business or that the resolution of the foregoing actions will not have a material adverse effect upon us. See "Item
1.  Business--Intellectual Property."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS DURING THE FOURTH QUARTER OF THE FISCAL YEAR COVERED BY THIS REPORT

     None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Stock Prices

     Our common stock is traded on The Nasdaq SmallCap Market under the symbol "DTMC." The high and low transaction prices for each calendar quarter of the previous two years are set forth below.

                                                    Stock Prices
                                                 High          Low
                                                 ----          ---
          1999
          ----
          First Quarter                            $2.125  $0.813
          Second Quarter                           $2.000  $0.875
          Third Quarter                            $1.813  $1.188
          Fourth Quarter                           $1.750  $0.750

          2000
          ----
          First Quarter                            $4.250  $1.375
          Second Quarter                           $3.000  $2.000
          Third Quarter                            $6.250  $2.250
          Fourth Quarter                           $6.000  $2.375

     As of February 21, 2001, we had 7,090,989 shares of common stock outstanding, which were held by approximately 1,300 beneficial owners, represented by 53 shareholders of record.

Dividend Policy

     We have never declared or paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to reinvest any earnings in the development and expansion of our business. Furthermore, we are now restricted from paying dividends by the terms of our loan agreement with a bank and we expect that this restriction will be part of future borrowing arrangements.

ITEM 6.  SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with the Financial Statements required by Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operation included in Item 7.

                                                                      Year ended December 31,
                                                      2000        1999        1998         1997         1996
                                                 ---------------------------------------------------------------
Statements of Operations Data:
   Revenues                                        $ 40,010    $ 33,049    $ 27,795     $ 25,308     $ 24,379

      Cost of sales                                  19,340      15,892      16,094       14,721       14,445
      Gross margin                                     51.7%       51.9%       42.1%        41.8%        40.7%
      Selling, general and administrative            13,007      12,091      11,387       10,579        9,980
      Research and development                        3,254       2,865       3,538        4,871        4,292
      Provision for litigation settlement                -           -        1,700           -            -
      Stock compensation                                 -           -           -         2,927           -
      Interest expense, net                             110          96          48          325        1,066
      Net gain on sale of assets                         -          129         424           -            -
      Cost of discontinued registration                  -           -           -            -           752
      Tax expense (benefit)                             971         515          30         (827)      (1,667)
                                                 ---------------------------------------------------------------
   Net income (loss)                               $  3,328    $  1,719                 $ (4,578) $ ($ (4,489)
                                                 ===============================================================
   Net income (loss) per common share -
       Basic                                       $   0.47    $   0.25    $  (0.73)    $  (1.45)    $  (1.38)
                                                 ===============================================================
       Diluted                                     $   0.45    $   0.25    $  (0.73)    $  (1.45)    $  (1.38)
                                                 ===============================================================
   Weighted-average number of shares:
      Basic                                           7,042       6,785       6,287        5,034        3,243
      Diluted                                         7,327       6,858       6,287        5,034        3,243

Balance Sheet Data (at period end):
   Working capital                                 $  8,119    $  4,765    $  1,858     $  4,964     $  1,622
   Total assets                                      18,387      13,681      12,306       17,548       17,897
   Total debt                                            -           -           -           175       15,809
   Total liabilities                                  7,577       6,358       7,475        8,310       26,382
   Shareholders' equity (deficit)                    10,810       7,323       4,831        9,238       (8,485)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Environment and Risk Factors

     The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and ours Consolidated Financial Statements and notes thereto, as well as the section below under the heading "Risk Factors That May Affect Future Results." Ours future operating results may be affected by various trends and factors, which are beyond our control. These include, among other factors, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the rapid prototyping and rapid tooling industry. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

     With the exception of historical information, the matters discussed below under the heading "Results of Operations" and "Liquidity and Capital Resources" may include forward-looking statements that involve risks and uncertainties. All statements, trends and other information contained in this Annual Report on Form 10-K relative to markets for our products and trends in revenue, gross margin and anticipated expense levels constitute forward-looking statements. These forward-looking statements generally can be identified by the use of words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may," "should" and other similar terminology. We wish to caution readers that a number of important factors, including those identified in the section entitled "Risk Factors That May Affect Future Results" as well as factors discussed elsewhere in this report and in our other reports filed with the Securities and Exchange Commission, could affect our actual results and cause actual results to differ materially from those forward-looking statements. See the discussion at the beginning of Part I.

Overview

     We market a system called the Sinterstation(R). It uses computer-generated 3-dimensional drawings to quickly produce accurate, durable parts by fusing powdered materials into solid objects with a laser. The parts are used in a number of ways: including as models, prototypes, molds, tooling, and patterns - and even as final products.

     With a Sinterstation, our customers like Boeing, Daimler Chrysler, Whirlpool and others can go from their design files to plastic, metal, or ceramic parts in hours or days, rather than weeks or months. By creating parts directly from computer drawings, they can test, produce, and market their new products sooner--and often with less cost.

     Our customers indicate they prefer the Sinterstation to other options because it is the fastest, most flexible, adaptable "rapid prototyping" solution on the market today for functional parts and small volume manufacturing applications.

     Functional Plastic Prototype Market

     Today, customers primarily use Sinterstation Systems and SLS materials to create functional plastic prototypes. We believe DTM's SLS process, in combination with our DuraForm SLS material system, is currently the world's leading rapid-prototyping technology used for functional plastic prototype applications.

     Approximately 80% of our 1999 and 2000 product sales involved DuraForm prototyping applications. Unit volume growth, driven primarily by this application, has been about 30% per year and revenues have grown by approximately 20% per year since 1997. The primary reason revenues have grown at a lower rate than unit volume is a combination of price competition with EOS in Europe and the weakness of the Euro relative to the U.S. dollar.

     Keys to maintaining growth and protecting our functional plastic prototype market share include: (1) continuing to improve the DuraForm material system used in this application; and (2) developing new and/or enhanced selective laser sintering machines for this application.

     LaserForm ST-100 Metal Powder Opportunity for Tooling

     In 2000, we introduced a new and significantly improved metal powder system for the production of prototype tools. Our process involves creating a green part in the Sinterstation System and then utilizing an oven to make it a fully dense metal tool. The new process uses a new material, is faster, is simpler than our previous process, and involves a more reliable furnace.

     Of the Sinterstation(R) 2500plus systems sold in the second half of 2000, about 35% were configured to process the new LaserForm ST-100 material. Customers attracted to the LaserForm product represent a market segment that we have previously had limited success in penetrating. These customers have businesses that involve quickly manufacturing small quantities of injection-molded plastic parts in materials specified by their customers. They will use their Sinterstation(R) 2500plus systems with LaserForm ST-100 to produce prototype tools for use on internally operated injection molding machines. The new LaserForm ST-100 material system allows these customers to proceed to injection molding faster by speeding up the prototype tool preparation phase of their product delivery process.

     The combination of a successful beta test, third and fourth quarter sales, and increasing prospect activity leads us to believe we can grow the prototype mold application with LaserForm ST-100 more successfully than with earlier metal powder systems.

     LaserForm ST-100 Metal Powder Opportunity for Functional Parts

     Results of our internal LaserForm ST-100 development program indicate this new metal powder material system also holds promise for the production of functional metal prototype parts. Consequently, in the third quarter of 2000, we initiated a second beta program to test LaserForm ST-100 in that application. Five SLS service providers are participating in this test.

     We will use the beta program as a first step in developing a network of service providers who will use our technology to produce functional metal prototypes. We believe this network will prepare the market for functional metal parts by promoting them to major end users.

     A second phase of market development will begin as major users: (1) become more comfortable with functional metal SLS parts made by service providers and
(2) begin purchasing the technology for internal purposes. We believe the market for one-off prototype metal parts is comparable in size to our current plastic functional prototype market.

     In addition to the above, we have entered into other programs with Rockwell Science Center and Penn State to further develop stainless steel and aluminum powders that can be processed into metal parts using a combination of our technology and Rockwell technology. Rockwell is focusing on development of a stainless steel material system, while Penn State is focusing on aluminum.

     Low-volume Manufacturing Opportunity

     Sinterstation's are being increasingly used for manufacturing low-volume/high-value parts, either directly in the Sinterstation or in conjunction with traditional casting and molding processes. While companies widely employ hand fabrication techniques and tooling-based processes to manufacture parts for these applications, these conventional techniques have several limitations including:

       .  The high cost of tooling and lead-time;

       .  Inconsistent results with hand fabrication;

       .  The high cost of skilled labor; and

       .  The challenges associated with finding and hiring skilled workers.

     Aerospace, medical, motor sports, and centrifugal pumps are examples of low-volume/high-value manufacturing applications that require in the range of 500 to 5000 parts per year. SLS offers a way to eliminate hand fabrication techniques, lower costs, and reduce lead-time for tooling. Since a Sinterstation(R) 2500plus can run unattended and produce multiple parts in a single run, it is a good candidate for small volume manufacturing operations.

     We are working with several customers to develop small-volume manufacturing opportunities. To facilitate success, we have dedicated elements of our sales, applications, and service support to these customers. By doing this, we hope to learn more about supporting and penetrating this market opportunity. As our confidence in the viability of this application grows, we will add marketing and sales resources dedicated to identifying additional low-volume manufacturing opportunities.

Low- volume Manufacturing Requirements

     We recently completed a market study designed to help us better understand how to make our SLS products more acceptable for low-volume manufacturing. With guidance from an external consultant, a team of our employees performed the study. The team included representatives from marketing, sales, manufacturing, and engineering.

     This team interviewed companies in depth and surveyed many others in order to better understand the requirements of low-volume manufacturing and to identify improvements customers would like to see in our technology before they will accept it as a viable low-volume manufacturing method.

     We believe developing Sinterstation systems which meet the more stringent requirements of low-volume manufacturing application will also enhance the overall value and acceptability of our products in other market segments, including prototype tooling and functional plastic prototypes.

     We have redirected our engineering program to focus on developing and designing products capable of meeting the low-volume manufacturing application.

Continuing revenues

     At the end of 2000, we had an installed base of 388 Sinterstation Systems:
44% were in the Americas, 37% were in Europe, and 19% were in Pacific Rim Countries. Approximately 43% of the installed base is comprised of our highly productive third-generation Sinterstation(R) 2500plus Systems.

     This installed base generates recurring revenue in the range of $53,600 per machine per year, which amounted to 47% of our total revenues in 2000. About 67% of the total recurring stream comes from the sale of SLS materials and DuraForm accounts for approximately 80% of that total.

     We plan to continue to expand our recurring revenue stream by:

       . Increasing our installed base through the sales of the Sinterstation(R) 2500plus;

       . Enhancing and protecting our DuraForm market position by developing and introducing improved products;

       .  Increasing CastForm sales for investment casting applications;

       . Expanding metal material system sales in the near term through the commercialization of LaserForm ST-100 for tooling and functional metal prototypes;

       . Accelerating the growth in metal material sales in 2002 by introducing aluminum and stainless steel powders for tooling and functional metal prototype applications; and

       . Enhancing service and support through better responsiveness and training.

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

Results of Operations

     Key operating results for the year ended December 31, 2000 versus 1999 are summarized as follows:

                                     2000        1999             2000 vs. 1999
                                     ----        ----             -------------
                                        (in thousands, except per share amounts)
Revenues                            $ 40,010   $ 33,049     Up $6,961       Up   21.1%
Operating income                    $  4,409   $  2,201     Up $2,208       Up  100.3%
Net income                          $  3,328   $  1,719     Up $1,619       Up   94.2%

Diluted earnings per share          $   0.45   $   0.25     Up $ 0.20       Up   80.0%

     The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues and certain cost of sales data as a percentage of respective product revenues and service and support revenues.

                                                                       Year ended December 31,
                                                                   2000        1999         1998
                                                               ---------------------------------------
               Revenues:
                   Products                                       84.5 %        86.4 %       87.0 %
                   Service and support                            15.5          13.6         13.0
                                                               ---------------------------------------
                                                                 100.0         100.0        100.0
               Gross Profit:
                   Products margin                                55.4          54.6         42.6
                   Service and support margin                     31.3          34.9         38.9
                                                               ---------------------------------------
                   Gross profit                                   51.7          51.9         42.1
                                                               ---------------------------------------
               Operating expenses:
                   Selling, general and administrative            32.5          36.5         41.0
                   Research and development                        8.2           8.7         12.7
                   Provision for litigation settlement             -             -            6.1
                                                               ---------------------------------------
                                                                  40.7          45.2         59.8
                                                               ---------------------------------------
               Operating income (loss)                            11.0           6.7        (17.7)

               Other income (expense):
                   Interest expense, net                          (0.3)         (0.3)        (0.2)
                   Gain on sale of assets, net                     -             0.4          1.5
                                                               ---------------------------------------
                                                                  (0.3)          0.1          1.3
                                                               ---------------------------------------

               Income (loss) before income tax                    10.7           6.8        (16.4)

               Income tax expense                                  2.4           1.6          0.1
                                                               ---------------------------------------
               Net income (loss)                                   8.3 %         5.2 %      (16.5)%
                                                               =======================================

     Revenues. The following table presents the components of revenues for the years ended December 31, 2000, 1999 and 1998 and certain other information (in thousands, except units):

                                               2000 vs.                     1999 vs.
                                               ---- ---                     ---- ---
                                   2000          1999           1999          1998           1998
                                   ----          ----           ----          ----           ----
Machines and accessories          $21,418      Up  7.6%       $19,903       Up 11.0%       $17,928
Sintering materials                12,376      Up 43.0%         8,652       Up 38.7%         6,240
Services and support                6,216      Up 38.3%         4,494       Up 23.9%         3,627
                           -----------------------------------------------------------------------
Total Revenues                    $40,010      Up 21.1%       $33,049       Up 18.9%       $27,795
                           =======================================================================

System volume in machine
 and accessories revenues              83      Up 18.6%            70       Up 29.6%            54

Machine and accessories                          Down                          Down
 revenues per system sold         $   258.0      9.2%           $ 284.3       14.4%          $ 332.0

Average systems in the                347      Up 27.6%           272       Up 30.1%           209
 field

Average continuing
 revenues                         $    53.6    Up 11.0%         $  48.3     Up   2.3%        $  47.2

     The increases in revenues in both 2000 and 1999 were due to increased unit sales and the resulting growth in systems in the field. The decline in average machine and accessories revenues moderated somewhat in 2000 but continued a trend to lower prices started in 1997. Revenues from the sale of sintering materials to the installed base grew more rapidly than the installed base in 2000. We believe this may be due to greater utilization rates among customers who own our latest generation of Sinterstation Systems, the Model 2500 /plus/.

     Our international revenues were $20.6 million, or 51.6%, of total revenues, compared to 54.4% and 53.2% of total revenues in 1999 and 1998, respectively. The following is a summary of revenues based upon the location of the customers for the years ended December 31 (in thousands) and the period-to-period changes in those revenues:

                                                       2000             1999             1998
                                              ---------------------------------------------------
Revenues from external customers:
  North America                                   $  19,372        $  15,059        $  13,015
  Europe                                             14,636           12,254           10,407
  Pacific Rim Countries                               6,002            5,736            4,373
                                              ---------------------------------------------------
                                                  $  40,010        $  33,049        $  27,795
                                              ===================================================

Period to period increase in revenues:
  North America                                        28.6%            15.7%
  Europe                                               19.4             17.8
  Pacific Rim Countries                                 4.6             31.2
    Total                                              21.1%            18.9%

     Germany and Japan were the only foreign countries from which more than 10% of our revenues were derived in the three years ended December 31, 2000. Revenues derived from German customers amounted to 12%, 17% and 23% of total revenues in 2000, 1999 and 1998, respectively. Revenues derived from Japanese customers amounted to 10% of total revenues in 1999 and were less than 10% in 2000 and 1998. Beginning in 2000, system sales were offered throughout the European Economic Union Countries denominated in euros instead of U. S. Dollars. Also beginning in 2000, we began denominating our system sales in the United Kingdom in pounds sterling. We do not hedge all of our foreign currency exchange rate risk. The effect of foreign exchange rate fluctuations on exchange transactions and translation of foreign operations did not have a significant impact on operating results in any period. However, in 2000, 1999 and 1998 we did experience downward pressure on its international prices as the U.S. dollar strengthened significantly against most European and Asian currencies. If this strengthening continues, we expect continued downward pressure on our sales prices in the international markets.

     Revenues in past periods may not be indicative of revenues in the future, which may be affected by other business environment and risk factors previously discussed, as well as other factors included elsewhere herein.

     Gross Profit. Gross profit was $20.7 million, or 51.7%, of revenues in 2000, compared to $17.2 million, or 51.9%, of revenues in 1999, and $11.7 million, or 42.1%, of revenues in 1998. The gross profit increases in 2000 and 1999 were due to sequentially higher worldwide unit volume each year. The introduction of a cost reduced platform in late 1998 and a premium material in late 1997 affected the 1999 gross margins positively. The 1998 gross margin was affected negatively by an inventory write down of $675,000 in the second quarter of 1998 caused by product obsolescence.

     We believe there is a risk that gross margin percentages may decline in the face of the strong U.S. dollar. Other factors, including pricing pressures internationally and changes in material and labor costs, may also have an adverse effect on gross margins. Past gross margins are not necessarily indicative of future gross margins.

     Selling, General and Administrative Expense. Selling, general and administrative expense was $13.0 million, or 32.5%, of revenues in 2000, compared to $12.1 million, or 36.5%, of revenues and $11.4 million, or 41.0%, of revenues in 1999 and 1998, respectively. The increased spending in both 2000 and in 1999 was primarily related to the increased costs associated with sales and sales support staffs and commission expense resulting from higher sales levels. The decreases in percentage of revenues spent was primarily attributable to cost containment programs and to more efficient utilization of the overhead infrastructure. Selling, general and administrative expense may vary as a percentage of revenues in the future.

     Research and Development Expense. Research and development expense increased by 12.0% over 1999 to $3.3 million in 2000, from $2.9 million in 1999 and $3.5 million in 1998. As a percentage of revenues, research and development expense was 8.2%, 8.7% and 12.7% in 2000, 1999 and 1998, respectively. The higher 1998 expense levels were primarily due to outsourcing costs associated with the initial design and prototype cost associated with multiple significant new product development projects that commenced in 1997 and culminated in 1998 with the introduction of several new material systems and the new Sinterstation Model 2500plus. Also, over this period we increasingly relied on external partnerships to develop powdered sintering materials and have realized efficiencies with this approach.

     Research and development expense may increase in absolute dollars in future periods, and such expenditures may vary as a percentage of sales. There can be no assurance that our research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be affected by other factors.

     Provision For Litigation Settlement. In 1998, we settled a shareholder class action lawsuit. The charge to our second quarter statement of operations in the amount of $1.7 million consisted of $3.0 million, the value of the settlement, and $200,000 in other costs, net of the insurance recovery of $1.5 million.

     Interest Expense. Net interest expense was $110,000, $96,000 and $48,000 for 2000, 1999 and 1998, respectively. The increase in interest expense was a result of increased borrowings in 2000 and in 1999.

     Gain on Sale of Assets. In the first quarter of 1999 and the fourth and third quarters of 1998 we sold used Sinterstation Model 2500 and Model 2000 Systems under an announced program to sell systems that had been used internally for development and support activities or under a discontinued rental program. We recognized a net gain of $129,000 and $424,000 on those sales in 1999 and 1998, respectively.

     Income Taxes. We provided for income taxes at effective rates of 22.6% and 23.1% in 2000 and 1999, respectively. In both years the effective rates were reduced through utilization of deferred tax assets not previously benefited. The effective rates before such utilization was 40.8% and 36.9%.

     At December 31, 2000, we had approximately $6.8 million of federal net operating loss carry forwards. These net operating loss carry forwards begin to expire in 2003. As a result of the February 1999 change in control of DTM, utilization of net operating loss carry forwards will be subject to additional annual limits of approximately $500,000. We have not recognized any benefit from the future use of loss carry forwards due to uncertainties regarding the realization of deferred tax assets based upon the taxable earnings history. At December 31, 2000, we also had $2.1 million of other non-current timing differences. We have not recognized any benefit relating to these non-current timing differences for the same reason as stated for the net operating loss carry forwards. Since these items are not subject to the annual limits they can be recognized as soon as the taxable earnings history indicates that it is appropriate, possibly as early as next year.

     Net Income (Loss). Net income was $3.3 million in 2000. The $1.6 million improvement from 1999 to 2000 was primarily due to increased revenues with stable margins and control of operating expenses.

     We had net income of $1.7 million in 1999. The $3.9 million improvement from 1998 (before special charges) to 1999 was primarily due to increased product and service revenues, improved gross margins on a cost-reduced platform and powdered sintering materials, reduced spending on research and development and control of other operating expenses.

     Operating results for 1998 included a special charge of $1.7 million for the estimated cost of settling the shareholder class action litigation and $675,000 of an inventory write-off relating to new product introductions. Net loss, including special charges, for 1998 was $4.6 million.

     Earnings per diluted share were $0.45 in 2000 and $0.25 in 1999. In 1998, net loss per share was $0.73.

Selected Quarterly Results

     The following table sets forth certain unaudited quarterly results of operations for the three-month periods ended March 31, 1999 through December 31, 2000. This information has been presented on substantially the same basis as the audited consolidated financial statements appearing elsewhere herein. The unaudited quarterly results of operations should be read in conjunction with our audited consolidated financial statements and related notes. The quarterly financial information presented herein should not be relied upon as an indication of future quarterly performance (in thousands, except per share amounts).

                                                                         Quarter ended
                                                    March 31        June 30   September 30   December 31
                                                  --------------------------------------------------------
2000:
Revenues                                              $  8,153      $ 10,333      $  9,654      $ 11,870
     Cost of sales                                       4,038         4,867         4,608         5,827
     Gross margin                                         50.5%         52.9%         52.3%         50.9%
     Selling, general and administrative                 2,696         3,481         3,430         3,400
     Research and development                              874           840           655           885
     Interest expense, net                                  19            36            36            19
     Net gain on sale of assets                             -             -             -             -
     Tax expense                                           164           346           300           161
                                                  --------------------------------------------------------
Net income                                            $    362      $    763      $    625      $  1,578
                                                  ========================================================
Net income per common share - diluted (A)             $   0.05      $   0.11      $   0.09      $   0.21

1999:
Revenues                                              $  7,972      $  7,599      $  7,636      $  9,842
     Cost of sales                                       3,694         3,547         4,001         4,650
     Gross margin                                         53.7%         53.3%         47.6%         52.8%
     Selling, general and administrative                 3,278         2,913         2,654         3,246
     Research and development                              662           788           706           709
     Interest expense, net                                   7            21            26            42
     Net gain on sale of assets                             50            79            -             -
     Tax expense                                           107           114            68           226
                                                  --------------------------------------------------------
Net income                                            $    274      $    295      $    181      $    969
                                                  ========================================================
Net income per common share - diluted                 $   0.04      $   0.04      $   0.03      $   0.14
                                                  ========================================================

     Note A. - The sum of quarterly calculations of net income per common share ($0.46) does not equal the annual calculation of net income per common share ($0.45).

     The table below sets forth the components of revenues and cumulative systems sold for the same quarterly periods (In thousands, except units):

                                                            Quarter ended
                                           March 31       June 30      September 30      December 31
                                      -----------------------------------------------------------------
2000:
Machines and accessories                   $   4,033      $  6,094     $  4,661          $   6,630
Sintering materials                            2,766         2,771        3,439              3,400
Services and support                           1,354         1,468        1,554              1,840
                                      -----------------------------------------------------------------
Total revenues                             $   8,153      $ 10,333     $  9,654          $  11,870
                                      =================================================================
Systems sold                                      17            25           19                 24
Cumulative units                                 322           346          364                388

1999:
Machines and accessories                   $   4,961      $  4,521     $  4,454          $   5,967
Sintering materials                            2,030         2,136        2,114              2,372
Services and support                             981           942        1,068              1,503
                                      -----------------------------------------------------------------
Total revenues                             $   7,972      $  7,599     $  7,636          $   9,842
                                      =================================================================
Systems sold                                      17            15           16                 22
Cumulative units                                 252           270          285                307

Liquidity and Capital Resources

     Liquidity risk refers to the risk of DTM being unable to meet potential cash outflows promptly and cost effectively. At December 31, 2000, we were debt free, had working capital of $8.1 million and had generated $2.7 million and $2.8 million in net cash flows from operations in 2000 and 1999, respectively.

     As is typical in the capital goods markets, many of our sales occur at the end of a quarter. Since we are the integrator of the products that we sell, we must make commitments to our manufacturing partners for approximately three months of production. We have credit facilities with a bank to help us finance our production in advance of sales collection. These credit facilities allow borrowings of up to $3.5 million and were used and, generally, repaid within each of the four quarters of 2000. To continue to borrow under these credit facilities, our accounts receivable must be sufficient and of good quality to support any loans and we must meet a tangible net worth requirement.

     Our net accounts receivable represented approximately 64 days of quarter sales at December 31, 2000, compared to 58 and 54 days at the end of the prior two years. Net inventory represented approximately 56 days on hand at December 31, 2000, compared to 51 and 75 days at the end of the prior two years.

     In 2000, we re-invested in fixed assets; mainly Sinterstations used internally for product development and sales support. In the previous two years, our depreciation exceeded our capital expenditures by a significant margin. Capital expenditures were $1.6 million, $1.2 million and $1.7 million in the years ended December 31, 2000, 1999 and 1998, respectively. These investments were funded from operations.

     We believe that we have the financial resources needed to meet business requirements, including capital expenditures, working capital requirements and operating lease commitments for facilities and equipment through December 31, 2001. However, there can be no assurance that this will be the case.

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

     The failure to complete a particular Sinterstation System sale in any given quarter may have a material adverse effect on our business and financial performance for that quarter, and quarterly fluctuations could cause a material adverse effect on the price at which our common stock trades. The tendency for a large number of our sales made during a quarter to be completed at or near the end of the quarter also hinders our ability to predict sales, control sales prices and enforce our standard terms.

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

We are Heavily Dependent on Our Intellectual Property and Proprietary Rights and We are Currently Involved in Litigation Regarding these Rights

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

     Furthermore, unrelated third parties hold many patents and pending patent applications under which we are not a licensee that relate to the design and manufacture of rapid prototyping systems and materials. If such a third party brought infringement litigation against us, and if we were not successful in defending such litigation or in obtaining a license, the business and financial performance could be materially adversely affected. EOS has filed a patent infringement suit against us in federal court in California.

     The University of Texas System licenses certain key intellectual property used in the selective laser sintering process to us. As a licensee, our rights to practice the technology are not absolute. Earlier this year we gave notice to The University of Texas System of changes we had made in our royalty calculations to reflect business practices we adopted in the fall of 1999. We informed them that these changes had the effect of reducing the average royalty due them per machine sold. They have communicated in writing to us that they do not accept these changes. We met with representatives of The University of Texas System to provide them a better understanding of our position and of the methodologies that we now use in our calculation of royalties due them. We are currently in discussions with them to resolve our differences. The University of Texas could terminate, attempt to terminate or amend the license if we could be shown to be in material default of the terms of the license. Even if we had a basis for objection, defense of our rights as a licensee could be costly, and the outcome would be uncertain. Loss of significant rights as a licensee under this license could have a material adverse effect on our business and financial performance.

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

We Depend on a Limited Number of Third-Party Suppliers

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

     Customer demand for DuraForma(R), our popular powdered sintering materials, has at times come close to exceeding the supply. We have worked with our supplier to modify the suppliers manufacturing process to increase the amounts available to our customers. However, until such time that raw stock capacity is increased, which is not expected until late 2001, demand may outstrip the supply.

Our Operating Results Are Heavily Dependent on Sales to Customers Located Outside the U.S.

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

Proactive Finance Group, LLC has Significant Influence on All Shareholder Votes

     Proactive Finance Group, LLC and its affiliates currently controls approximately 49.7% of our outstanding common stock. At this percentage, Proactive could control elections of the board of directors and could control or substantially affect the outcome of most matters submitted to the shareholders for their vote or consent. Proactive could also cause, prevent or delay a change in control.

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

     Our employees hold immediately exercisable options to purchase 501,143 shares of our common stock. We registered the issuance and the sale of the shares of common stock that would be issued upon exercise of options under the stock option plans on a Form S-8 Registration Statements. As a result, the common stock acquired by employees upon exercise of options outstanding under the stock option plans will be freely tradable (subject to compliance with certain provisions of Rule 144, in the case of our affiliates).

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


     Information related to quantitative and qualitative disclosures regarding market risk is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations and the risk factors under Item 7 above. Such information is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

                                                                                                       Page
                                                                                                       ----
Report of Independent Auditors                                                                           29

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998               30

Consolidated Balance Sheets as of December 31, 2000 and 1999                                             31

Consolidated Statements of Shareholders' Equity for the years ended December 31,
  2000, 1999 and 1998                                                                                    33

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998               34

Notes to Consolidated Financial Statements                                                               35

                        Report of Independent Auditors



Board of Directors and Shareholders
DTM Corporation

We have audited the consolidated balance sheets of DTM Corporation and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DTM Corporation and its subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with standards generally accepted in the United States.



                                                               ERNST & YOUNG LLP



Austin, Texas
January 19, 2001

                                DTM Corporation

                     Consolidated Statements of Operations
                     (In thousands, except share amounts)

                                                                        Year ended December 31,
                                                                   2000                 1999                 1998
                                                   --------------------------------------------------------------
Revenues:
  Products                                                 $     33,794         $     28,555         $     24,168
  Service and support                                             6,216                4,494                3,627
                                                   --------------------------------------------------------------
                                                                 40,010               33,049               27,795
Cost of sales:
  Products                                                       15,071               12,968               13,878
  Service and support                                             4,269                2,924                2,216
                                                   --------------------------------------------------------------
                                                                 19,340               15,892               16,094
                                                   --------------------------------------------------------------
Gross profit                                                     20,670               17,157               11,701

Operating expenses:
  Selling, general and administrative                            13,007               12,091               11,387
  Research and development                                        3,254                2,865                3,538
  Provision for litigation settlement                                 -                    -                1,700
                                                   --------------------------------------------------------------
                                                                 16,261               14,956               16,625
                                                   --------------------------------------------------------------
Operating income (loss)                                           4,409                2,201               (4,924)

Other income (expense):
  Interest expense, net                                            (110)                 (96)                 (48)
  Gain on sale of assets - net                                        -                  129                  424
                                                   --------------------------------------------------------------
                                                                   (110)                  33                  376
                                                   --------------------------------------------------------------

Income (loss) before income taxes                                 4,299                2,234               (4,548)
Income tax expense                                                  971                  515                   30
                                                   --------------------------------------------------------------
Net income (loss)                                          $      3,328         $      1,719         $     (4,578)
                                                   ==============================================================

Net income (loss) per common share:
  - Basic                                                  $       0.47         $       0.25         $      (0.73)
  - Diluted                                                $       0.45         $       0.25         $      (0.73)

Weighted-average number of shares outstanding:
  - Basic                                                     7,042,233            6,785,125            6,286,851
  - Diluted                                                   7,327,070            6,857,975            6,286,851

See accompanying notes.

                                DTM Corporation

                          Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                                        December 31,
                                                                                   2000               1999
                                                                    --------------------------------------
Assets
Current assets:
  Cash                                                                      $     2,529        $     1,505
  Accounts receivable, less allowance of $420 in 2000 and $420 in
    1999                                                                          8,411              6,377
  Inventory                                                                       3,643              2,652
  Prepaid expenses and other                                                        502                589
  Deferred income taxes                                                             611                  -
                                                                    --------------------------------------
Total current assets                                                             15,696             11,123

Property, plant and equipment:
  Sinterstation systems                                                           2,382              2,248
  Other machinery and equipment                                                   4,407              4,191
  Leasehold improvements                                                          1,406              1,442
  Office furniture                                                                  382                389
                                                                    --------------------------------------
                                                                                  8,577              8,270
Accumulated depreciation and amortization                                         6,735              6,864
                                                                    --------------------------------------
                                                                                  1,842              1,406

Capitalized software development costs, net of accumulated
  amortization of $1,110 in 2000 and $864 in 1999                                   360                418
Patent and license fees, net of accumulated amortization of $1,101
  in 2000 and $792 in 1999                                                          489                734




                                                                    --------------------------------------
Total assets                                                                $    18,387        $    13,681
                                                                    ======================================

                                                                                         December 31,
                                                                                  2000                1999
                                                                      ---------------------------------------
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                           $      3,062        $      2,219
  Deferred service revenues                                                         2,432               2,028
  Other deferred revenues                                                               -                 100
  Employee and agent compensation                                                   1,582               1,502
  Income taxes payable                                                                501                 509
                                                                      ---------------------------------------
Total current liabilities                                                           7,577               6,358




Shareholders' equity:
  Preferred stock, $.001 par value; 3,000,000 shares authorized; none
   issued or outstanding                                                                -                   -

  Common Stock, $.0002 par value: 60,000,000 shares authorized;
   7,076,780 and 6,973,503 issued and outstanding at December 31,
   2000 and 1999, respectively                                                          1                   1
  Additional paid-in capital                                                       54,241              54,016
  Accumulated deficit                                                             (43,288)            (46,616)
  Accumulated other comprehensive income (loss)                                      (144)                (78)
                                                                      ---------------------------------------
Total shareholders' equity                                                         10,810               7,323
                                                                      ---------------------------------------


Total liabilities and shareholders' equity                                   $     18,387        $     13,681
                                                                      =======================================

See accompanying notes.

                                DTM Corporation

                Consolidated Statements of Shareholders' Equity
                    (In thousands, except share amounts) '

                                                                                                         Accumulated
                                                                         Additional                          Other
                                                            Common         Paid-in        Accumulated    Comprehensive
                                            Shares           Stock         Capital           Deficit     Income (Loss)     Total
                                         ------------------------------------------------------------------------------------------
Balance at December 31, 1997               6,286,851         $ 1           $ 53,161        $ (43,757)       $ (167)         $ 9,238
  Net loss                                         -           -                  -           (4,578)            -           (4,578)
  Translation adjustment                           -           -                  -                -           171              171
                                                                                                                        -----------
  Comprehensive loss                                                                                                         (4,407)
                                                                                                                  -     -----------

                                         ------------------------------------------------------------------------------------------
Balance at December 31, 1998               6,286,851           1             53,161          (48,335)            4            4,831
  Net income                                       -           -                  -            1,719             -            1,719
  Translation adjustment                           -           -                  -                -           (82)             (82)
                                                                                                                        -----------
  Comprehensive income                                                                                                        1,637
                                                                                                                        -----------

  Issuance of common stock                   334,485                            400                                             400
  Conversion of shareholder debt             352,167                            455                                             455
                                         ------------------------------------------------------------------------------------------
Balance at December 31, 1999               6,973,503           1             54,016          (46,616)          (78)           7,323
  Net income                                       -           -                  -            3,328             -            3,328
  Translation adjustment                           -           -                  -                -           (66)             (66)
                                                                                                                        -----------
  Comprehensive income                                                                                                        3,262
                                                                                                                        -----------

  Proceeds from exercise of stock options    103,277                            225                                             225
                                         ------------------------------------------------------------------------------------------
Balance at December 31, 2000               7,076,780         $ 1           $ 54,241        $ (43,288)       $ (144)         $10,810
                                         ==========================================================================================

See accompanying notes.

                                DTM Corporation

                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                   Year ended December 31,
                                                                         2000                1999                1998
                                                            ---------------------------------------------------------------
Operating activities
Net income (loss)                                                       $ 3,328             $ 1,719             $(4,578)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
    Depreciation and amortization                                         1,484               1,447               1,929
    Provision for doubtful accounts                                          29                  55                   -
    Provision for obsolescence                                              123                 128                 675
    Foreign currency exchange losses                                        262                 318                 184
    Provision for litigation settlement - noncash
      portion                                                                 -                   -                 400
    Deferred income taxes                                                  (611)                  -                   -
    Gain on disposal of equipment                                             -                (129)               (424)
    Changes in assets and liabilities provided by
      (used in) operating activities:
         Accounts receivable                                             (2,063)             (1,246)               (205)
         Inventory                                                       (1,114)                676               1,708
         Prepaid expenses and other assets                                   87                (327)                284
         Accounts payable and accrued expenses                              843                (871)             (1,773)
         Deferred service revenues                                          404                 198                 226
         Other deferred revenues                                           (100)               (100)                200
         Customer deposits                                                    -                (155)                155
         Income taxes                                                        (8)                509                   -
         Employee and agent compensation                                     80                 611                 132
                                                            ---------------------------------------------------------------
Net cash provided by (used in) operating activities                       2,744               2,833              (1,087)

Investing activities
Purchases of machinery and equipment                                     (1,366)               (959)             (1,339)
Capitalized software development costs                                     (187)               (151)               (231)
Patent and license expenditures                                             (64)                (74)               (152)
Proceeds from sale of machinery and equipment                                 -                 281               1,376
                                                            ---------------------------------------------------------------
Net cash used in investing activities                                    (1,617)               (903)               (346)

Financing activities
Proceeds from exercise of stock options                                     225                   -                   -
Repayments of short-term borrowings                                           -                   -                (175)
Draws on line of credit from financial institutions                       5,439               3,875               1,800
Repayment on line of credit from financial
  institutions                                                           (5,439)             (3,875)             (1,800)

Repayments of shareholder debt                                                -                (454)                  -
                                                            ---------------------------------------------------------------
Net cash provided by (used in) financing activities                         225                (454)               (175)

Effect of foreign exchange rate changes                                    (328)               (400)                (13)
                                                            ---------------------------------------------------------------
Net change in cash                                                        1,024               1,076              (1,621)

Cash at beginning of year                                                 1,505                 429               2,050
                                                            ---------------------------------------------------------------
Cash at end of year                                                     $ 2,529             $ 1,505             $   429
                                                            ===============================================================
Noncash items:
  Issuance of common stock in settlement                                $     -             $   400             $     -
  Conversion of shareholder debt to equity                              $     -             $   455             $     -

See accompanying notes.

                                DTM Corporation

                  Notes to Consolidated Financial Statements

                               December 31, 2000


1. Organization and Significant Accounting Policies

Organization

DTM Corporation (the "Company") designs, develops, manufactures, markets and supports, on an international basis, rapid prototyping, manufacturing and tooling systems and related powdered sintering materials and services. The DTM Corporation Sinterstation Systems and powdered sintering materials are based on proprietary and patented selective laser sintering technology. DTM Corporation was formed in November 1987, became a subsidiary of a large specialty chemicals company in 1990 and completed its initial public offering ("IPO") in May 1997. On February 12, 1999, the large specialty chemical company, referred to above, divested its remaining interest in DTM to a partnership of independent investors.

The consolidated financial statements include the accounts of DTM and its subsidiaries, both of which are wholly owned sales and service operations domiciled in Europe. All significant inter-company accounts and transactions have been eliminated.

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

Inventory

Inventories are carried at the lower of cost or market, with cost determined using the average cost method.

Long-lived Assets

The Company evaluates the carrying values of long-lived assets to determine if the facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined based on the undiscounted cash flows of the entity over the remaining amortization period, the carrying value of the long-lived assets will be reduced accordingly. No impairment adjustments have been necessary in 2000 or in previous years.

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

Capitalized Software Development Costs

The Company's principal products include a software component. Costs incurred in the development of software are capitalized, once technological feasibility has been established but prior to general release to customers. Technological feasibility is established when a product design and working model of the software product have been completed and when the completeness of the working model and its consistency with the product design have been confirmed by testing. Amortization is provided on a product-by-product basis at the greater of amortization based on the estimated revenues of the products or the straight-line amortization over their estimated economic lives of not more than three years. DTM capitalized software development costs of $187,000, $151,000 and $231,000 during 2000, 1999 and 1998, respectively. Amortization expense of capitalized software development costs is included in cost of product sales in the consolidated statements of operations and amounted to $245,000, $362,000 and $355,000 during 2000, 1999 and 1998, respectively.

Patent and License Fees

Patent and license fees represent the costs associated with filing and maintaining patent applications and obtaining, maintaining and defending rights under patents under which DTM operates. DTM capitalized patent and license fees of $64,000, $74,000 and $152,000 during 2000, 1999 and 1998, respectively. These fees are amortized for accounting purposes over a five-year estimated economic useful life utilizing the straight-line method and are included in selling, general and administrative expenses.

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

For 2000 and 1999, the Company had potentially dilutive securities related to in-the-money employee stock options of 284,837 and 72,850, respectively. There were no securities with a dilutive effect in 1998.

Accumulated Other Comprehensive Income

The sole component of accumulated other comprehensive income for all periods presented were currency translation adjustments.

Advertising Costs

The cost of advertising is expensed as incurred. The Company incurred $643,000, $787,000 and $675,000 in advertising costs during 2000, 1999 and 1998, respectively.

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

Impact of Recently Issued Accounting Standards

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted the new Statement effective January 1, 2000. The Statement required the Company to recognize all derivatives on the balance sheets at fair value. The adoption of this Statement did not have a significant effect on results of operations or financial position.

In December 1999, the SEC staff issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" which provides guidance on revenue recognition issues. The Company implemented the provisions of SAB 101 for the period ended December 31, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which further clarifies APB Opinion No. 25, "Accounting for Stock Issued to Employees." This interpretation did not have a material impact on the Company's financial position or results of operations.

2. Allowances for Doubtful Accounts

The Company maintains an allowance for doubtful accounts related to its trade accounts receivable. The activity in this allowance account for the years ended December 31, is as follows (in thousands):

                                       Balance at        Charges to
                                      Beginning of        Costs and                           Balance at End
                                         Period            Expenses          Write-Offs          of Period
                                  ----------------------------------------------------------------------------
1998                                      $495                $ -                $79                $416
1999                                       416                 55                 51                 420
2000                                       420                 29                 29                 420

3. Inventory

Inventory at December 31 consisted of the following (in thousands):

                                                                      2000                1999
                                                               ---------------------------------------
Raw materials and purchased parts                                  $  2,869            $  2,050
Finished goods                                                        1,129                 834
                                                               ---------------------------------------
                                                                      3,998               2,884
Reserve for inventory obsolescence                                     (355)               (232)
                                                               ---------------------------------------
                                                                   $  3,643            $  2,652
                                                               =======================================

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

The agreement provides for royalty payments in the amount of four percent of the Company's net sales for products covered by the license agreement (gross receipts net of commissions, returns, freight, discounts and sales taxes). Royalty expense, included in cost of sales, was $548,000, $630,000 and $618,000 during 2000, 1999 and 1998, respectively.

5. Financing Arrangements

DTM has a credit facility with a bank through June 2001. This line of credit is collateralized solely by the Company's assets. Borrowings under this line of credit bear interest at the bank's prime rate plus one and one half percent. All customer remittances are applied against any outstanding borrowings. The borrowing base includes a percentage of eligible domestic and international trade accounts receivable and finished goods inventories of the parent company. The inclusion of inventories in the borrowing base is further limited to $500,000. At December 31, 2000, the borrowing base exceeded the loan limit of $3.5 million and there was no outstanding loan balance.

This line of credit requires the Company to maintain at least $5.0 million in tangible net worth. At December 31, 2000, the Company's tangible net worth, as defined in the loan agreement, was approximately $10.0 million. This line of credit prohibits the payment of dividends.

Interest paid was approximately $120,000 in 2000, $100,000 in 1999 and $32,000 in 1998.

6. Commitments and Contingencies

DTM leases facilities and equipment under non-cancelable operating leases. Total rent expense incurred under these leases was approximately $490,000, $462,000 and $462,000 during 2000, 1999 and 1998, respectively. Future minimum payments under these leases are as follows (in thousands):

                2001                                       $   511
                2002                                           275
                2003                                           275
                2004                                           313
                2005                                           313
                Thereafter                                     313
                                                     -----------------
                                                           $ 2,000
                                                     =================

As of December 31, 2000 and 1999, the Company had purchase commitments for inventory totaling approximately $3,536,000 and $3,300,000, respectively.

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

In 2000, this competitor initiated litigation in the U.S. courts alleging infringement of three U.S. patents. The Company does not believe that it has infringed any valid claims of the U.S. patents as asserted by the competitor. It is not possible at this time to predict the outcome of this proceeding. However, an adverse ruling could have a material adverse effect on the Company's business and financial performance.

7. Common Stock

At December 31, 2000, the Company had reserved 1,129,269 shares of common stock for issuance in connection with the 1999 Stock Incentive Plan (884,975 shares) and for exercise of outstanding options issued in connection with the IPO in May 1997 under a prior plan (244,294 shares).

On February 4, 1999, the Company issued 334,485 shares of common stock in satisfaction of the final $400,000 portion of the 1998 settlement of the shareholder class action litigation.

On June 11, 1999, the Company issued 352,167 shares of common stock in satisfaction of a $455,000 portion of its Due to Shareholder obligation.

Beginning in March 1999, the Company has retained an affiliate of its majority shareholder to perform certain financial advisory services. These related party fees and are included in selling, general and administrative expenses and amounted to $121,500 in 2000 and $108,000 in 1999.

8.Financial Instruments

Off-Balance Sheet Risk

The Company enters into forward exchange contracts to hedge certain firm sales commitments denominated in foreign currencies. The purpose of the Company's foreign currency-hedging activities is to protect the Company from risk that the eventual dollar cash flows resulting from the sale of products to international customers will be adversely affected by changes in exchange rates. At December 31, 2000, the Company had forward exchange contracts, all having maturities of less than three months, to exchange various foreign currencies for U.S. dollars in the amount of $1,361,000. The table below summarizes, by currency, contractual amounts of the Company's forward exchange contracts at December 31, 2000 (in thousands):

                                                             2000
                                              --------------------------------
                                                     Forward       Unrealized
                                                    Contract          Loss
                                              --------------------------------
Currency
  Euro                                                $1,361         $(12)
                                              --------------------------------
Total                                                 $1,361         $(12)
                                              ================================

There were no realized gains or losses deferred from hedging firm sales commitments at December 31, 2000, 1999 or 1998.

The Company is exposed to credit loss in the event of nonperformance by counter parties on foreign exchange contracts, but the Company does not anticipate nonperformance by any of these counter parties. The amount of such exposure is generally the unrealized gains in such contracts.

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

Concentrations of credit risk with respect to trade accounts receivable is somewhat limited due to the number of entities comprising the Company's customer base and the diverse industries in which they operate. However, the value of a single sale of a Sinterstation System is material to the Company. It is the Company's policy to perform a credit evaluation at the time of each sale of a Sinterstation System. The Company relies upon customer provided deposits and financial statements; reports from external credit reporting agencies and comfort letters from financial institutions providing customer finance. The Company also employs Uniform Commercial Code liens on certain equipment sold into North America, and confirmed letters of credit on certain export sales.

Fair Value of Financial Investments

The Company believes that the carrying amount of its financial instruments, including cash, accounts receivable, accounts payable, short-term debt and forward currency exchange contracts, approximates fair value. Fair value for forward currency exchange contracts is estimated based on quoted market prices for similar instruments.

9. Stock Option Plans

Options that are granted under the 1999 Stock Incentive Plan are exercisable at market price at the date of the grant. The options, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three annual installments commencing one year from the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option-pricing model. The following weighted average assumptions were used in these calculations.

                                                                  2000                1999                1998
                                                         -----------------------------------------------------------
Expected volatility                                              0.921               0.732               0.732
Expected life (years)                                                4                   4                   4
Expected dividend rate                                            0.00%               0.00%               0.00%
Risk-free interest rate                                           6.00%               6.00%               6.00%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                               2000               1999               1998
                                                        ---------------------------------------------------------
Pro forma net income (loss)                                  $   3,192          $   1,517         $   (4,834)
                                                        =========================================================
Pro forma net income (loss) per common share -
 basic                                                       $    0.45          $    0.22         $    (0.77)
                                                        =========================================================
Pro forma net income (loss) per common share -
 diluted                                                     $    0.45          $    0.22         $    (0.77)
                                                        =========================================================

A summary of the Company's stock option activity, and related information for the years ended December 31, follows (options in thousands):

                                            2000                            1999                                1998
                                 --------------------------------------------------------------------------------------------------
                                                    Weighted                         Weighted                          Weighted
                                     Stock          Average           Stock          Average            Stock          Average
                                    Options      Exercise Price      Options      Exercise Price       Options      Exercise Price
                                 --------------------------------------------------------------------------------------------------
Outstanding at beginning of
  year                                 937          $  2.39            635           $  3.31               610         $  3.72

  Granted                              201             3.34            383              1.28               182            2.02
  Exercised                           (103)            1.74              -                 -                 -               -
  Canceled                             (81)            3.35            (81)             4.35              (157)           3.40
                                 --------------------------------------------------------------------------------------------------
Outstanding at end of year             954          $  2.58            937           $  2.39               635         $  3.31
                                 ==================================================================================================

Options exercisable at year
  -end                                 501          $  2.78            443           $  3.22               417         $  3.45

Weighted-average fair value
  of options granted during
  the year:

Granted at fair market value         $   1.70                        $   0.76                            $   2.02

A summary of information about stock options outstanding and exercisable at December 31, 2000 is as follows:

                                                          Weighted-Average
    Weighted-Average          Options Outstanding       Remaining Contractual
     Exercise Price                                             Life                Options Exercisable
----------------------------------------------------------------------------------------------------------
     $ 1.25 - $ 1.75                379,405                     8.3                       113,470
     $ 2.00 - $ 3.75                476,981                     7.4                       328,625
     $ 5.00 - $ 9.00                 87,400                     7.8                        49,000
     $13.00 - $15.00                 10,048                     6.4                        10,048
                         ---------------------------                           ---------------------------
                                    953,834                                               501,143
                         ===========================                           ===========================

10. Employee Compensation Plans

In January 1996, the Company's Board of Directors approved a DTM Corporation Management Incentive Plan (the "MIP Plan"). The MIP Plan provides for the grant of incentive compensation to key management employees who have the potential to positively influence the performance of the Company as a reward for levels of performance above the ordinary performance standards compensated by base salary.

Under the MIP Plan, each participant is assigned a "cash bonus target" of 10 to 50% of base salary and the Compensation Committee of the Board of Directors creates personal and corporate performance targets, as well as minimum thresholds. If the minimum thresholds are met, the bonus payable will be between 50 and 200 percent of the participant's cash bonus target. The expense related to the MIP Plan was $301,000 and $282,000 during 2000 and 1999, respectively. No expense was recognized in connection with the MIP Plan in 1998.

The Company maintains a 401K plan for its U.S. employees. Beginning in 2000, the Company will match the elective deferrals of up to six percent of compensation at the rate of $.25 per $1.00 deferred. This match expense was $60,000 in 2000.

11. Unusual Charges

In connection with the settlement of the shareholder class action lawsuit against the Company, the Company charged operations $1,700,000 in the second quarter of 1998.

12. Income Taxes

Pretax income (loss) for the years ended December 31 was taxed in the following jurisdictions (in thousands):

                                                           2000               1999               1998
                                                   ---------------------------------------------------------
Domestic                                                 $  2,911           $  1,875          $  (4,963)
Foreign                                                     1,388                359                415
                                                   ---------------------------------------------------------
                                                         $  4,299           $  2,234          $  (4,548)
                                                   =========================================================

Significant components of the provision for income tax expense are as follows (in thousands):

                                                          2000                1999                1998
                                                   ------------------------------------------------------------
Current:
  Federal                                                $    822             $   362            $      -
  Foreign                                                     688                 121                  30
  State                                                        72                  32                   -
                                                   ------------------------------------------------------------
Total current                                               1,582                 515                  30

Deferred:
  Federal                                                    (561)                  -                   -
  Foreign                                                       -                   -                   -
  State                                                       (50)                  -                   -
                                                   ------------------------------------------------------------

Total deferred                                               (611)                  -                   -

Total provision                                          $    971             $   515            $     30
                                                   ============================================================

Significant components of the Company's deferred tax liabilities and assets are comprised of the following at December 31 (in thousands):

                                                                2000             1999            1998
                                                          --------------------------------------------------
Deferred tax assets:
  Net operating loss carry forwards                           $  2,507         $  3,223        $  3,764
  Stock options                                                    500              774             774
  Book over tax depreciation and amortization                      543              465             370
  Deferred revenue                                                 476              705             693
  Allowance for doubtful accounts                                  147              127             144
  Other                                                            211              178             102
                                                          --------------------------------------------------
Total deferred tax assets                                        4,384            5,472           5,847
Valuation allowance for deferred tax assets                     (3,773)          (5,472)         (5,847)
                                                          --------------------------------------------------
Net deferred tax assets                                       $    611         $      -        $      -
                                                          ==================================================

The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34 percent to income before income taxes as a result of the following (in thousands):

                                                                      Year ended December 31,
                                       -----------------------------------------------------------------------------------
                                                   2000                        1999                        1998
                                       -----------------------------------------------------------------------------------
                                           Amount        Percent       Amount        Percent       Amount        Percent
                                       -----------------------------------------------------------------------------------
Tax at U.S. statutory rates                $1,462          34.0%        $ 760          34.0%      $(1,592)         35.0%
Non-deductible settlement expenses              -             -             -             -           626         (13.8)
Higher effective income taxes of
  foreign countries                           216           5.0             -             -             -             -

Utilization of deferred tax assets
  not previously benefited                   (782)        (18.2)         (308)        (13.8)          925         (23.5)

Other                                          75           1.8            63           2.9            71           1.6
                                       -----------------------------------------------------------------------------------
                                           $  971          22.6%        $ 515          23.1%      $    30         (0.7)%
                                       ===================================================================================

The Company has historically established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets. During 2000, the Company determined that the current portion of the deferred tax assets will be more likely than not realized due to the availability of carry back potential to prior years taxable income. Accordingly, the Company has released the portion of the valuation allowance related to those assets, approximately $611,000. The Company continues to hold a valuation allowance equal to the long-term portion of the deferred tax assets due to uncertainties regarding the realization of those assets. The valuation allowance decreased by a total of approximately $1,699,000 during the year ended December 31, 2000.

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

DTM has net operating loss carry forwards totaling approximately $3,130,000 for federal income tax purposes that were incurred from inception to October 31, 1990. These carry forwards expire in 2003. In addition, the Company has net operating loss carry forwards totaling approximately $3,644,000 for federal income tax purposes that were incurred from May 1997 to December 1998. These carry forwards begin to expire in the year 2012. Although available to the Company, these carry forwards are subject to significant annual limitations of approximately $500,000 due to changes in the Company's ownership.

Any undistributed foreign earnings of the Company are considered to be permanently re-invested, and accordingly, no provision for U.S. federal and/or state income taxes has been provided thereon.

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

                                                           2000               1999               1998
                                                   ---------------------------------------------------------
Revenues from external customers:
  North America                                         $  19,372          $  15,059          $  13,015
  Europe                                                   14,636             12,254             10,407
  Pacific Rim Countries                                     6,002              5,736              4,373
                                                   ---------------------------------------------------------
                                                        $  40,010          $  33,049          $  27,795
                                                   =========================================================

Long-lived assets by area:
  North America                                         $   2,386          $   2,298          $   2,438
  Europe                                                      305                260                535
  Pacific Rim Countries                                         -                  -                  -
                                                   ---------------------------------------------------------
                                                        $   2,691          $   2,558          $   2,973
                                                   =========================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning our directors is set forth in the Proxy Statement to be delivered to shareholders in connection with our Annual Meeting of Shareholders to be held during 2001 (the "Proxy Statement") under the heading "Nominees for Director," which information is incorporated herein by reference.

     The name, age and position of each of our executive officer's is set forth under the heading "Executive Officers of the Registrant" in Item 1 of this report, which information is incorporated herein by reference.

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

     3.   Exhibits:

          The exhibits filed as part of this report are listed under "Exhibits" at subsection (c) of this Item 14

(b)  Reports on Form 8-K:

          We filed no reports on Form 8-K during the last quarter of the year ended December 31, 2000.

(c)  Exhibits:

Exhibit
Number                                          Description of Exhibit
------                                          ----------------------
3.1         Amended and Restated Articles of Incorporation of Registrant. (Filed as exhibit 3.1 to
            Registration Statement on Form S-1/A, dated April 4, 1997 (Reg. No. 333-04173) and incorporated by reference hereto)

3.2         Amended and Restated Bylaws of Registrant. (Filed as exhibit 3.2 to Registration Statement on
            Form S-1, dated May 21, 1996 (Reg. No. 333-04173) (" Form S-1") and incorporated by reference hereto)

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

Exhibit
Number                                          Description of Exhibit
------                                          ----------------------
            Statement Form S-1 and incorporated by reference hereto)

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

10.7        Lease Agreement between DTM Corporation and Glenborough Properties, L.P. for facilities in
            Austin, Texas. dated as of March 26, 1998. (Filed as exhibit 10.12 to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference hereto).

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

10.10       Loan and Security Agreement (Domestic) between DTM Corporation and Silicon Valley Bank, dated
            June 8, 1999. (Filed as exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the
            period ended September 30, 1999 and incorporated hereto)

10.11       Loan and Security Agreement (EXIM) between DTM Corporation and Silicon Valley Bank, dated
            June 8, 1999. (Filed as exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the
            period ended September 30, 1999 and incorporated hereto)

10.12       Amendment to Loan Agreements between DTM Corporation and Silicon Valley Bank dated May 30,
            2000. (Filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 and incorporated hereto)

21.1*       Subsidiaries of the Registrant.

23.1*       Consent of Independent Auditors, Ernst & Young LLP.

__________________________
*           Filed herewith

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Austin, Texas, on March 7, 2001.

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

Signature                                      Title                                      Date
---------                                      -----                                      ----
/s/ Lawrence Goldstein                         Director                                   March 7, 2001
----------------------
Lawrence Goldstein


/s/ Anthony Mariotti                           Director                                   March 7, 2001
--------------------
Anthony Mariotti


/s/ John S. Murchison, III                     Chief Executive Officer,                   March 7, 2001
--------------------------                     President and Director (Principal
John S. Murchison, III                         Executive Officer)


/s/ Paul W. Murrill                            Director                                   March 7, 2001
-------------------
Paul W. Murrill


/s/ Thomas G. Ricks                            Director                                   March 7, 2001
-------------------
Thomas G. Ricks


/s/ James B. Skaggs                            Director                                   March 7, 2001
-------------------
James B. Skaggs


/s/ Geoffrey W. Kreiger                        Vice President Finance and                 March 7, 2001
-----------------------                        Administration, Treasurer and
Geoffrey W. Kreiger                            Secretary
                                               (Principal Financial and
                                               Accounting Officer)