Form 10-K/A
period 2000-12-31
DTM CORP /TX/
filed 2001-04-23
CIK 1014552

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

Registrant's telephone number, including area code: (512) 339-2922

Securities registered pursuant to Section 12(b) of the Act:
       Title of Each Class            Name of Each Exchange on Which Registered
     ----------------------------     -----------------------------------------

  Common Stock, $.0002 Par Value              The Nasdaq SmallCap Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No      .
                                       ____      ____

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

                                     None.

The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended June 30, 2000, as set forth in the pages attached hereto:

   Item 10.    Directors and Executive Officers of the Registrant
   Item 11.    Executive Compensation
   Item 12.    Security Ownership of Certain Beneficial Owners and Management
   Item 13.    Certain Relationships and Related Transactions
   Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K


DTM Corporation
FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2000

                            TABLE OF CONTENTS
                                                                    PAGE NUMBER
Part III                                                            ------------

           Explanatory Note                                                 1

Item 10    Directors and Executive Officers of the Registrant               1

Item 11    Executive Compensation                                           3

Item 12    Security Ownership of Certain Beneficial Owners and
           Management                                                       11

Item 13    Certain Relationships and Related Transactions                   12

Part IV

Item 14    Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                      14

           Signatures                                                       15

                                   PART III
                               EXPLANATORY NOTE

     On April 2, 2001, we entered into an Agreement and Plan of Merger with 3D Systems Corporation and Tiger Deals, Inc., a wholly-owned subsidiary of 3D Systems, pursuant to which 3D Systems would acquire our company in a cash tender offer. The commencement of the tender offer is subject to 3D Systems' ability to secure financing. The merger agreement provides that 3D Systems will commence a tender offer for any and all outstanding shares of our common stock at a purchase price of $5.80 per share, upon the terms and subject to the conditions set forth in the merger agreement, no later than five business days after receiving financing commitments in an amount sufficient to fund the acquisition and to provide for 3D Systems' working capital needs. The merger agreement further provides that, as soon as practicable after Tiger Deals has accepted for payment the shares tendered in the offer, DTM will be merged with Tiger Deals such that DTM will become a wholly-owned subsidiary of 3D Systems. At the effective time of the merger, each outstanding share of our common stock (other than shares of common stock owned by 3D Systems or Tiger Deals) will be converted into the right to receive $5.80 in cash, or any higher price that may be paid per share in the tender offer. Moreover, the merger agreement provides that at the effective time of the merger each outstanding and unexercised option to purchase shares of our common stock, whether vested or unvested, will be converted into the right to receive from 3D Systems $5.80 in cash less the applicable exercise price in exchange for the cancellation of such option.

     As a result of the execution of the merger agreement and the pending commencement of the tender offer, we have decided to postpone indefinitely our 2001 annual meeting of shareholders.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     The executive officers and directors of DTM and their ages as of April 15, 2001 are as follows:

  Executive Officers       Age                           Position
--------------------       ---                           --------

John S. Murchison, III        60  Chief Executive Officer, President and Director
Geoffrey W. Kreiger           51  Chief Financial Officer, Treasurer and Secretary
Patrick Lordi                 50  Vice President, Worldwide Sales
Kevin McAlea                  42  Vice President, Marketing and Business Development
Ronald K. Skaggs              39  Vice President, Worldwide Services
Lawrence Goldstein            37  Director
Anthony Mariotti              40  Director
Paul W. Murrill               66  Director
Thomas G. Ricks               48  Director
James B. Skaggs               63  Director

     John S. Murchison, III joined us as Chief Executive Officer and President in September 1990. He was a member of our board of directors from September 1990 through September 1993 and currently serves as a member of our board of directors, having been again elected as a member of the board of directors in March 1996. Prior to joining us, Mr. Murchison was General Manager for the Pratt Group, a privately held Australian-based company with worldwide holdings in packaging, insurance, banking and trading, from 1987 to 1990.

     Geoffrey W. Kreiger was appointed Chief Financial Officer, Treasurer and Secretary in 1999. He had been Controller since joining DTM in 1997. Prior to joining us, Mr. Kreiger was Executive Vice President of Austin Software Foundry, Inc., from 1996 to 1997. Prior to that, he was President, Datamarine Unit, and Chief Financial Officer and Director of Datamarine International, Inc., a manufacturer of communications equipment and consumer electronics, from 1988 to 1995. Mr. Kreiger is a Certified Public Accountant.

     Patrick Lordi joined us in November 2000 as Vice President, Worldwide Sales. Prior to joining us, Mr. Lordi was Vice President of Global Sales & Services at Cymbolic Sciences International, a professional imaging equipment manufacturer from 1998 to 2000. Prior to that, he was Vice President of Sales and Marketing of Photometrics, Ltd, a scientific digital imaging equipment manufacturer from 1993 to 1998. He also held sales and management positions with Nicolet Instruments Corporation and Beckman Instruments.

     Kevin McAlea, Ph.D. was appointed Vice President, Marketing and Business Development in 1997. He had been Director of Process and Materials Research since joining DTM in 1993. Prior to joining us, Dr. McAlea spent more than eight years in materials research and development for General Electric Company. His last position was managing the Polymer Physics Program at GE's Corporate Research and Development Center.

     Ronald K. Skaggs joined us in September 2000 as Vice President, Worldwide Services. Prior to joining us, Mr. Skaggs was Director of Customer Service for North America at Gretag Imaging, a professional imaging manufacturer. He held a similar position with Cymbolic Sciences International from 1995 to 1998.

     Lawrence Goldstein has served as a member of our board of directors since February 1999. Mr. Goldstein joined Seed Capital Partners, a venture capital firm, as Vice President in May 1994 and assumed the position of President in July 1998. In addition, he has been a principal of Proactive Finance Group, LLC since its inception in August 1997. Mr. Goldstein serves as a member of our compensation committee.

     Anthony Mariotti has served as a member of our board of directors since February 1999. Since August 1997, Mr. Mariotti has served as the Managing Member of Proactive Finance Group, LLC. Prior to that, he served as the interim Chief Financial Officer and Chief Operating Officer of Skipstone, Inc., from April 1996 until July 1997. From August 1991 until April 1996, Mr. Mariotti was an independent financing and business advisor. Mr. Mariotti serves as a member of our compensation committee.

     Paul W. Murrill has served as a member of our board of directors since January 2001. He has been a professional engineer for over 25 years. Dr. Murrill serves as a member of our audit and ethics committee. Dr. Murrill is also a director of Howell Corporation, a publicly-held diversified energy company; Tidewater Inc., a publicly-held oil services company; ChemFirst Inc., a publicly-held specialty chemical company; and Entergy Corporation, a public utility holding company.

     Thomas G. Ricks has served as a member of our board of directors since May 1988. From August 1991 to March 1996, Mr. Ricks served as Chairman of our board of directors. Mr. Ricks recently notified us of his resignation from our board of directors effective as of April 24, 2001. Mr. Ricks has also resigned his employment from The University of Texas Investment Management Company effective as of April 24, 2001, where he has served as President and Chief Executive Officer since March 1996. UTIMCO is a non-profit corporation engaged exclusively in providing investment management services to the Board of Regents of The University of Texas, one of our minority shareholders. From August 1992 through February 1996, Mr. Ricks served as Vice Chancellor-Asset Management of The University of Texas. Mr. Ricks serves as a member of our audit and ethics committee. Mr. Ricks is also a director of the Newfield Exploration Company, a publicly-held oil and gas company engaged in the exploration, development and acquisition of oil and gas properties located primarily in the Gulf of Mexico.

     James B. Skaggs has served as a member of our board of directors since February 1999. In June 1998, Mr. Skaggs retired from Tracor, Inc., a publicly-held defense electronics and information systems company, where he had served as President, Chief Executive Officer and Chairman of the Board since March 1990. Mr. Skaggs serves as a member of our audit and ethics and compensation committees. Mr. Skaggs is also a director of Alamo Group Inc., a publicly-held vegetation maintenance equipment manufacturing company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     The members of our board of directors, our executive officers and persons who hold more than ten percent of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which require them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports we received from such persons for their fiscal 2000 transactions in our common stock and their common stock holdings, and (ii) the written representations received from one or more of such persons that no other reports were required to be filed by them for fiscal 2000, we believe that all reporting requirements under Section 16(a) for fiscal 2000 were met in a timely manner by our directors, executive officers and greater than ten percent beneficial owners, except for one late filing by Paul W. Murrill of a Form 3 report in connection with Dr. Murrill becoming a member of our board of directors. Such Form 3 reported no transactions in our common stock.

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

     The following table provides certain summary information concerning the compensation earned by our Chief Executive Officer and each of our five other most highly compensated executive officers whose annual salary and bonus for fiscal 2000 was in excess of $100,000, or would have been had they served for all of fiscal 2000, for services rendered in all capacities to us and our subsidiaries for the fiscal years ended December 31, 1998, 1999 and 2000. No executive officer who would have otherwise been includable in such table on the basis of salary and bonus earned for fiscal 2000 has been excluded by reason of his or her termination of employment or change in executive status during that year.

                           SUMMARY COMPENSATION TABLE

                                                                                         Long-Term
                                                                                        Compensation
                                                        Annual Compenation                 Awards
                                          -----------------------------------------------------------------------------------
                                                                      Other Annual         Securities         All Other
                                                                      Other Annual         Underlying       Compensation
  Name and Principal Position        Year     Salary       Bonus      Compensation      Options/SARs (1)         (2)
-----------------------------------------------------------------------------------------------------------------------------

John S. Murchison, III                2000     175,500     107,954         --                   --              3,681
  Chief Executive Officer             1999     170,000     109,480         --               85,000                 --
  and President                       1998     170,000          --         --               50,000                 --

Geoffrey W. Kreiger                   2000     125,000      66,512         --                   --              2,763
  Chief Financial Officer,            1999     106,667      50,600         --               85,000                 --
  Treasurer and Secretary             1998      90,000          --         --               20,000                 --

Kevin McAlea, Ph.D.                   2000     139,000      68,402         --                   --              3,596
  Vice President,                     1999     135,000      62,100         --               85,000                 --
  Marketing and   Business            1998     135,000          --         --               25,000                 --
   Development

Patrick Lordi (3)                     2000      16,538          --         --               75,000                 84
  Vice President,                     1999          --          --         --                   --                 --
  Worldwide Sales                     1998          --          --         --                   --                 --

Ronald K. Skaggs (4)                  2000      35,000      14,000         --               35,000                743
  Vice President,                     1999          --          --         --                   --                 --
  Worldwide Services                  1998          --          --         --                   --                 --

Craig Wadham (5)                      2000     110,000      30,305         --               10,000              2,536
  Vice President,                     1999      99,250      27,531         --               17,000                 --
  Research and Development            1998      99,350          --         --                7,500                 --

______________
(1)  Consists of stock options under the 1996, 1998 and 1999 stock option plans.

(2) Consists of amounts contributed to each executive officer's 401(k) plan in amounts up to 6% of such officer's total compensation, equal to 25% of the amount contributed by the executive officer, and life and health insurance premiums paid by DTM on behalf of each executive officer, all in accordance with our compensation policy for all employees.

(3)  Mr. Lordi commenced employment with us on November 15, 2000.

(4)  Mr. Skaggs commenced employment with us on September 15, 2000.

(5) Mr. Wadham was appointed Vice President, Research and Development during fiscal 2000. He resigned his employment with us effective March 31, 2001.


Stock Options and Stock Appreciation Rights


     The following table contains information concerning the stock options granted to each of our executive officers named in the summary compensation table during fiscal 2000. The stock option grants were made under our 1999 Stock Incentive Plan. No stock appreciation rights were granted to our named executive officers during the 2000 fiscal year.

     The amounts shown as potential realizable value represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These amounts represent certain assumed rates of appreciation in the value of our common stock. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future price of our common stock. The potential realizable value is calculated based on the ten-year term of the option at its time of grant. It is calculated based on the assumption that our common stock appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. Actual gains, if any, on stock option exercises depend on the future performance of our common stock. The amounts reflected in the table may not necessarily be achieved.

     We granted these options under our 1999 Stock Incentive Plan. Each option has a maximum term of ten years, subject to earlier termination if the optionee's services are terminated. The percentage of total options granted to our employees in the last fiscal year is based on options to purchase an aggregate of 201,100 shares of common stock granted during fiscal 2000. The following table sets forth information concerning the individual grants of stock options to each of our named executive officers in fiscal 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                       Potential Realizable Value
                                                                                                         at Assumed Annual Rates
                                                                                                             of Stock Price
                                                                                                        Appreciation for Option
                                                 Indiviudal Grants                                              Term (1)
                       -----------------------------------------------------------------------       ---------------------------
                                        % of Total
                        Number of         Options         Market
                       Securities        Granted to      Exercise     Price on
                       Underlying        Employees       or Base       Date of
                         Options         in Fiscal        Price         Grant       Expiration
     Name              Granted (#)          Year        ($/Sh)(2)        ($)           Date            5% ($)           10% ($)
---------------------- ----------        ---------      ---------    ----------   -------------  -------------    --------------

John S. Murchison, III      --                 --            --            --              --               --                --
Geoffrey W. Kreiger         --                 --            --            --              --               --                --
Kevin McAlea, Ph.D.         --                 --            --            --              --               --                --
Patrick Lordi           75,000(3)            37.3          3.50          3.50        12/20/10      $165,084.84       $418,357.40
Ronald K. Skaggs        35,000(3)            17.4          5.25          5.25        09/19/10      $115,559.39       $292,850.18
Craig Wadham            10,000(3)             5.0         3.625         3.625        03/09/10      $ 22,797.43       $ 57,773.16

__________________

(1) There can be no assurance provided to any executive officer or other holder of our securities that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock appreciates over the option term, no value will be realized from those option grants which were made to the named officers with an exercise price equal to the fair market value of the option shares on the grant date.

(2) The exercise price may be paid in cash or in shares of common stock valued at fair market value on the exercise date or in any other manner authorized by the plan administrator of the 1999 Stock Incentive Plan, pursuant to which the options were granted.

(3) Each option under the 1999 Stock Incentive Plan becomes exercisable for 35% of the shares upon the optionee's completion of one year of service measured from the grant date, 35% of the shares upon the second anniversary of such grant date and the remaining 30% of the shares on the third anniversary of such grant date. In the event of certain changes in our ownership or control pursuant to which the holders of our outstanding securities immediately prior to such transaction do not control more than 50% of the successor corporation's outstanding voting securities following such transaction or in the event that, over a period of two years, there is a change in the majority of the board by reason of one or more proxy contests for the election of board members, the option will automatically accelerate and become exercisable in full except to the extent such option is to be assumed by the successor entity or otherwise continued in effect. Should the optionee's service be terminated, whether by us and other than for cause or pursuant to a resignation by the optionee for good reason, within 12 months following a change in ownership or control in which such option does not otherwise accelerate, the option shall become exercisable in full.

Aggregated Option/SAR Exercises and Fiscal Year-End Values


     The following table provides information about stock options exercised in fiscal 2000 and options held as of December 31, 2000 by each of our executive officers named in the summary compensation table. No SARs were exercised during fiscal 2000 and none were outstanding at December 31, 2000. Actual gains on exercise, if any, will depend on the value of our common stock on the date on which the shares are sold. None of the named officers exercised any stock options or stock appreciation rights during fiscal 2000.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                    Number of Unexercised Options at          Value of Unexercised in-the-Money
                                                FY-End(#)                         Options at FY-End ($)(1)
                                  ------------------------------------       ------------------------------------
Name                                 Exercisable      Unexercisable          Exercisable            Unexercisable
-----------------------           ----------------    ----------------       ---------------       --------------
John S. Murchison, III                  190,278            70,250                 162,605                109,749
Geoffrey W. Kreiger                      43,750            61,250                  66,293                101,258
Kevin McAlea, Ph.D.                      77,957            62,750                  80,887                102,758
Patrick Lordi                                --            75,000                      --                     --
Ronald K. Skaggs                             --            35,000                      --                     --
Craig Wadham                             29,208            11,700                  26,064                 12,663

_____________

(1) Based upon the market price of $3.00 per share, determined on the basis of the mean of the high and low prices per share of common stock on the Nasdaq SmallCap Market on the last day of the 2000 fiscal year, less the option exercise price payable per share.

Employment Contracts, Termination of Employment and Change in Control
Arrangements


     On March 30, 2001, we entered into severance agreements with John S. Murchison, III, Geoffrey W. Kreiger, Patrick Lordi, Kevin McAlea and Ronald K. Skaggs. The severance agreements were unanimously approved by the compensation committee of our board of directors and provide that in the event of, in the case of Mr. Murchison, a change of control of DTM, and, in the case of the other executive officers, a termination of such officer's employment in connection with a change in control of DTM, for a period of 18 months thereafter, each officer will receive, among other benefits: (a) payments equal to one and one-half times such officer's salary in effect on the date of the severance agreement plus three-fourths of the maximum bonus payable to such officer under our management incentive plan and (b) health care coverage for at least 18 months.

     We do not have any employment agreements with any other executive officer.

     The plan administrator of the 1999 plan has the authority to provide for accelerated vesting of the shares of common stock subject to any outstanding options held by our Chief Executive Officer or any other executive officer or any unvested shares actually held by such individual, including options granted or shares issued under the 1996 and 1998 stock option plans, in connection with certain changes in control or ownership of DTM or the termination of the officer's employment following such event.

Board Committees and Meetings

     Our board of directors held nine meetings during the fiscal year ended December 31, 2000. No incumbent director failed to attend or participate in at least 75% or more of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he has been a director and
(ii) the total number of meetings held by all committees of the board on which such director served during the 2000 fiscal year.

     Our board of directors has an audit and ethics committee and a compensation committee. Our board of directors does not have a nominating committee.

     Audit and Ethics Committee. The audit and ethics committee reports to the board of directors with regard to the selection of our independent auditors, the scope of our annual audits, fees to be paid to the auditors, the performance of our independent auditors, compliance with our accounting and financial policies, and management's procedures and policies relative to the adequacy of our internal accounting controls. The members of the audit and ethics committee for the 2000 fiscal year were Messrs. Ricks and Skaggs. Dr. Murrill became a member of our audit and ethics committee in March 2001. The audit and ethics committee held two meetings during the 2000 fiscal year.

     The board of directors adopted and approved a written charter for the audit and ethics committee in February 2001. The board of directors has determined that all members of the audit and ethics committee are "independent" as that term is defined in Rule 4200 of the listing standards of the National Association of Securities Dealers.

     Compensation Committee. The compensation committee currently consists of three directors, Messrs. Goldstein, Mariotti and Skaggs, and is primarily responsible for reviewing and approving our general compensation policies and for setting compensation levels for our executive officers. The compensation committee also has the authority to administer our equity incentive and bonus plans, including our Equity Appreciation Plan, our 1996, 1998 and 1999 stock option plans and our Management Incentive Plan. The compensation committee held five meetings during the 2000 fiscal year.

Director Compensation

     In March 1996, we instituted a program under which our non-employee, non-affiliated directors are paid an annual retainer of $15,000, a meeting fee of $1,000 for each board meeting attended and a committee fee of $800 for each committee meeting attended. We permit directors to defer all or part of their compensation. Non-employee, non-affiliated directors whose service on our board of directors commenced after the fiscal year ended December 31, 1998 are not eligible to receive compensation under this program. Accordingly, the only director who is eligible to receive compensation is Mr. Ricks. Mr. Ricks' compensation is payable to The University of Texas Investment Management Company. To date, Mr. Ricks' fees have been accumulated but pursuant to Mr. Ricks' request have not been paid. However, in connection with Mr. Ricks' resignation from our board of directors, he has requested that these deferred fees be paid to UTIMCO.

     Under our 1999 Stock Incentive Plan, non-employee members of our board receive option grants at periodic intervals under the automatic option grant program of that plan and also receive discretionary option grants under the discretionary option grant program of such plan.

     Under the automatic option grant program of the 1999 plan, at each annual meeting of shareholders each individual who is to continue to serve as a non-employee member of our board will receive an option grant for 5,000 shares of our common stock, whether or not such individual has been in our prior employ. The shares subject to each annual 5,000-share grant will vest upon the optionee's completion of one year of service on our board measured from the grant date. Additionally, at the time of his or her initial election or appointment to the board, each non-employee board member will receive an option grant for 24,000 shares of common stock.

     Messrs. Goldstein and Mariotti have informed us that they waive their rights to receive option grants under the 1999 plan or any other director compensation for so long as DTM Acquisition Company, L.P. holds at least a 20% interest in our company. Mr. Ricks has also informed us that he waives his right to receive option grants under the 1999 plan.

Compensation Committee Interlocks and Insider Participation

     The compensation committee of our board of directors currently consists of Messrs. Goldstein, Mariotti and Skaggs. None of these individuals has served as one of our officers or employees at any time during fiscal 2000 or at any other time.

     None of our current executive officers has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our board of directors or compensation committee.

Board Compensation Committee Report on Executive Compensation

     It is the duty of the compensation committee to review and determine the salaries and bonuses of executive officers, including the Chief Executive Officer, and to establish the general compensation policies for such individuals. The compensation committee also administers the Management Incentive Plan and has the authority to make discretionary option grants to our executive officers under our stock option plans.

     The compensation committee believes that the compensation programs for our executive officers should reflect our performance and the value created for our shareholders. In addition, the compensation programs should support our short-term and long-term strategic goals and values and should reward individual contribution to our success. The compensation committee has reviewed and is in accord with the compensation paid to executive officers in fiscal 2000.

     General Compensation Policy. The fundamental policy of the compensation committee is to provide our executive officers with competitive compensation opportunities based upon their contribution to our development and financial success and their personal performance. It is the compensation committee's objective to have a portion of each executive officer's compensation contingent upon our performance as well as upon such executive officer's own level of performance. Accordingly, the compensation package for each executive officer is comprised of three elements: (a) base salary; (b) bonus which reflects both individual performance and our performance which, together with base salary, is designed primarily to be competitive with salary and bonus levels in the industry; and (c) long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officer and our shareholders.

     Factors. The principal factors that were taken into account in establishing each executive officer's compensation package for fiscal 2000 are described below. However, the compensation committee may in its discretion apply entirely different factors, such as different measures of financial performance, for future fiscal years.

     . Base Salary. Each executive officer's base salary is adjusted each year
       -----------
       on the basis of (a) the compensation committee's evaluation of the officer's personal performance for the year and (b) the competitive marketplace for persons in comparable positions. Our performance and profitability may also be a factor in determining the base salaries of executive officers.

       .  Annual Incentives.  The DTM Corporation Management Incentive Plan, or
          -----------------
          or MIP, which was in effect for fiscal 2000 was established to provide opportunities to certain key management personnel to receive incentive compensation as a reward for levels of personal performance above the ordinary performance standards compensated by base salary. The MIP was designed to provide a competitive level of rewards if all relevant performance objectives were achieved. Participation in the MIP was limited to those key executives selected by the compensation committee that have the potential to influence our performance significantly and positively.

            Each participant was assigned for fiscal 2000 to an incentive category based on organizational level and potential impact on important company results. The participant categories defined the target level of incentive opportunity, stated as a percentage of base salary, that would be available to the participant. Category assignments were approved by the compensation committee. The annual incentive bonus for participants for fiscal 2000 was based on 12% to 60% of their base salary.

            The amount of the bonus payable to MIP participants was based primarily on our revenue growth and profitability for fiscal 2000. The compensation committee also considered other objective factors relevant to each individual eligible officer's particular position with us.

          .  Long-Term Incentives. Generally, stock option grants are made
             --------------------
             annually by the compensation committee to each of our executive officers and other selected employees pursuant to the 1999 plan. Each grant is designed to align the interests of the executive officer with those of the shareholders and provide each individual with a significant incentive to manage the company from the perspective of an owner with an equity stake in the business. Each grant under our option plans allows the officer to acquire shares of our common stock at a fixed price per share, the market price on the grant date, over a specified period of time (up to ten years). Each option becomes exercisable in a series of installments generally over a three-year period (generally 35% on each of the first and second anniversary dates of the grant and 30% on the third such anniversary date), contingent upon the officer's continued service with us. Accordingly, the option will provide a return to the executive officer only if he or she remains in our service during the vesting period, and then only if the market price of the shares appreciates over the option term. The compensation committee may also award performance shares, restricted shares, common stock and/or other incentive awards in accordance with the provisions of our option plans.

               The size of the option grant to each executive officer, including the Chief Executive Officer, is set by the compensation committee at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual's current position with us, the individual's personal performance in recent periods and his or her potential for future responsibility and promotion over the option term. The maximum number of shares in respect of which options and awards may be granted to any individual in any one year under the 1999 plan is 100,000. The compensation committee also takes into account the total number of existing vested or unvested options held by the executive officer, as well as the exercise prices of such options, in order to maintain an appropriate level of equity incentive for that individual. The relevant weight given to each of these factors may vary from individual to individual.

     CEO Compensation. In setting the total compensation payable to our Chief Executive Officer, John S. Murchison, III, for fiscal 2000, the compensation committee sought to make that compensation competitive with the compensation paid to persons with similar positions in the industry and in our geographic market, while at the same time assuring that a significant percentage of compensation was tied to our performance and stock price appreciation.

     The compensation committee adjusted Mr. Murchison's base salary for fiscal 2000 in recognition of his personal performance and with the objective of maintaining his base salary at a competitive level when compared with the base salary levels in effect for similarly situated chief executive officers.

     The remaining components of Mr. Murchison's fiscal 2000 compensation, however, were primarily dependent upon corporate performance. Mr. Murchison was eligible for a cash bonus under the MIP for fiscal 2000 conditioned on our attainment of performance goals with additional consideration to be given to individual business plan objectives. A $107,954 bonus was paid to him for fiscal 2000. The compensation committee did not award stock option grants to Mr. Murchison in fiscal 2000.

     Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly-held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation which is not considered to be performance-based. Non-performance based compensation paid to our executive officers for fiscal 2000 did not exceed the $1 million limit per officer. Compensation deemed paid by us in connection with disqualifying dispositions of incentive stock option shares or exercises of non-statutory stock options granted under the 1999 plan qualifies as performance-based compensation for purposes of Section 162(m) if such plan is administered by a committee comprised solely of "outside directors" as defined under Section 162(m). The 1999 plan is currently administered by such a committee. However, because of the relationship between us and Proactive as a result of a Financial Advisory Services Agreement between Proactive and DTM dated February 16, 1999, the committee is not comprised solely of "outside directors" for purposes of Section 162(m). Accordingly, compensation deemed paid by us in connection with disqualifying dispositions of incentive stock option shares or exercises of non-statutory stock options granted under the 1999 plan will not qualify as performance-based compensation for purposes of the $1 million limitation per covered individual under Section 162(m).

     It is the opinion of the current compensation committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align our performance and the interests of our shareholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term.

     Submitted by the compensation committee of our board of directors:

                                 Lawrence Goldstein
                                 Anthony Mariotti
                                 James B. Skaggs

Stock Performance Graph

     The graph below depicts a comparison of cumulative total shareholder returns for us, the Standard & Poors SmallCap 600 Index and a peer group of companies in the same line of business as us, which peer group was selected by us in good faith and consists of 3D Systems Corporation (NASD: TDSC) and Stratasys, Inc. (NASD: SSYS).

     The graph covers the period from May 2, 1997, the commencement date of our initial public offering, to December 31, 2000, and assumes that $100 was invested in our common stock on May 2, 1997 and concurrently in each index, and that all dividends were reinvested. No cash dividends have been declared on our common stock.

     This information has been provided to us by Zack's Investment Research, Inc. The comparisons in the graph are required by regulations of the Securities and Exchange Commission and are not intended to forecast or to be indicative of the possible future performance of our common stock.


                             [GRAPH APPEARS HERE]


     Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings made by us under those statutes, neither the preceding Stock Performance Graph nor the Compensation Committee Report is to be incorporated by reference into any such prior filings, nor shall such graph or report be incorporated by reference into any future filings made by us under those statutes.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership of DTM Common Stock

     The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 15, 2001, by (a) all persons who are beneficial owners of 5% or more of our common stock, (b) each director and nominee for director, (c) the executive officers named in the summary compensation table of the section of this annual report entitled Executive Compensation and Other Information and (d) all current directors and executive officers as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

                                                             Shares Beneficially        Percentage of Shares
                   Benefiial Owner                                  Owned              Beneficially Owned (1)
 ---------------------------------------------------------------------------------------------------------------
DTM Acquisition Company, L.P. (2)
221 West 6th Street, Suite 1520
Austin, Texas  78701.....................................                3,509,357            49.49%
Lawrence Goldstein (3)...................................                       --               *
John S. Murchison, III (4)...............................                  235,528             3.32%
Geoffrey W. Kreiger (5)..................................                   76,000             1.07%
Anthony Mariotti (6).....................................                3,509,357            49.49%
Kevin McAlea, Ph.D. (7)..................................                  111,707             1.58%
Thomas G. Ricks..........................................                       --               *
James B. Skaggs (8)......................................                    8,000               *
Paul W. Murrill..........................................                       --               *
Patrick Lordi............................................                       --               *
Ronald K. Skaggs.........................................                       --               *
Craig Wadham (9).........................................                   40,908               *
All current directors and executive officers as                          3,981,500            56.15%
a group (11 persons) (10)................................

___________-
* Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to stock options which are currently exercisable or will become exercisable within 60 days after April 15, 2001 are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group.

(2) Based on Schedule 13D/A of Proactive as filed with the Securities and Exchange Commission on April 6, 2001.

(3) Mr. Goldstein is a limited partner in Proactive-DTM, L.P. ("Pro-DTM"), which is the general partner of DTM Acquisition Company, L.P. ("DTMAC"). Mr. Goldstein is also a limited partner in DTMAC. Mr. Goldstein disclaims beneficial ownership of the shares held by DTMAC.

(4) Includes 231,528 shares of common stock issuable upon the exercise of option grants which will become exercisable within 60 days after April 15, 2001.

(5) Represents 76,000 shares of common stock issuable upon the exercise of option grants which will become exercisable within 60 days after April 15, 2001.

(6) Includes only shares owned by DTMAC. Mr. Mariotti is the managing member of Proactive, which is the general partner of Pro-DTM, which is the general partner of DTMAC. Mr. Mariotti is also a limited partner in Pro-DTM and DTMAC. Mr. Mariotti disclaims beneficial ownership of the shares held by DTMAC, except to the extent of his pecuniary interest in them arising from his ownership interests in Proactive, Pro-DTM and DTMAC. Mr. Mariotti's address is c/o Proactive Finance Group, LLC, 221 West 6th Street, Suite 1520, Austin, Texas 78701.

(7) Represents 111,707 shares of common stock issuable upon the exercise of option grants which will become exercisable within 60 days after April 15, 2001.

(8) Represents 8,000 shares of common stock issuable upon the exercise of option grants which will become exercisable within 60 days after April 15, 2001. Mr. Skaggs is a limited partner in DTMAC. Mr. Skaggs disclaims beneficial ownership of the shares held by DTMAC.

(9) Represents 40,908 shares of common stock issuable upon the exercise of option grants which will become exercisable within 60 days after April 15, 2001.

(10) Includes 3,509,357 shares owned by DTMAC, of which Messrs. Goldstein, Mariotti and Skaggs each disclaims beneficial ownership. Also includes 319,985 shares of common stock issuable upon the exercise of stock options which will become exercisable within 60 days after April 15, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Registration Rights Agreement

     Under the Registration Rights' Agreement between us and DTMAC dated as of June 11, 1999, DTMAC may require us to file a registration statement under the Securities Act of 1933 with respect to the resale of their shares. We are not required to effect more than one demand registration. DTMAC may also require us to file up to three registration statements on Form S-3 with respect to its shares of common stock.

     Additionally, DTMAC has piggyback registration rights with respect to future registration of our shares of common stock under the Securities Act. If we propose to register any shares of common stock under the Securities Act, DTMAC is entitled to receive notice of such registration and is entitled to include its shares in the registration.

     These registration rights are subject to conditions and limitations, including the right of the underwriters of an offering to limit the number of shares of common stock to be included in the registration. We are generally required to bear all of the expenses of all registrations under the registration rights agreement, except underwriting discounts and commissions incurred by DTMAC. The registration rights agreement also contains our commitment to indemnify DTMAC for losses it incurs in connection with registrations under the agreement. Registration of any of the shares of common stock held by DTMAC would result in those shares becoming freely tradable without restriction under the Securities Act.

Indemnification and Liability of Officers and Directors

     Our directors and officers are granted certain protections or indemnities by virtue of our articles of incorporation and bylaws. Under our articles of incorporation, directors cannot be held liable to shareholders for monetary damages except in the event of breach of the duty of loyalty, bad faith, intentional misconduct or knowing violations of law and certain other specified events. Our bylaws also contain provisions consistent with Texas law providing for indemnification of directors, officers, employees and agents acting on our behalf. We also entered into indemnification agreements with each of our directors and executive officers in fiscal 2000.

Stock Options Granted to Executive Officers and Directors

     For more information regarding the grant of stock options to executive officers and directors, please see "Director Compensation" and "Option Grants in Last Fiscal Year" above.

Certain Arrangements with Proactive

     Financial Advisory Services Agreement

     Proactive currently renders financial advisory services to us for a fee. The initial agreement was entered into on February 16, 1999 with a term of six months. Fees totaling $72,000 were paid in six monthly installments through August 1999. The agreement was renewed for an additional six month period with fees totaling $72,000 to be paid in six monthly installments through February 2000. The agreement was then renewed in March 2000 and again in March 2001 for additional terms of 12 months each with fees each year totaling $114,000 to be paid in 12 monthly installments. Fees paid by us to Proactive pursuant to these agreements amounted to $121,500 in 2000 and $108,000 in 1999.

Certain Matters Affecting Corporate Governance

     Mr. Mariotti, one of our directors, is the managing member of Proactive, which is the general partner of Pro-DTM, which is the general partner of DTMAC. In addition, Mr. Goldstein, one of our directors, is a principal of Proactive. Although Messrs. Goldstein and Mariotti are subject to the duties and responsibilities of directors under Texas corporate law, Proactive may be able to have substantial influence over the board of directors and could influence the outcome of matters submitted to our shareholders for their vote or consent due to the large percentage of shares of common stock held by DTMAC, an affiliate of Proactive.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(c)  Exhibits

The exhibits listed below are filed as part of this report:

Exhibit
Number                                         Description of Exhibit
------                                         ----------------------
10.13      Severance Agreement dated March 30, 2001 by and between DTM Corporation and John S.
           Murchison, III.  (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed April 6, 2001 and incorporated by reference hereto).

10.14      Severance Agreement dated March 30, 2001 by and between DTM Corporation and Geoffrey W.
           Krieger.  (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed April 6, 2001 and incorporated by reference hereto).

10.15      Severance Agreement dated March 30, 2001 by and between DTM Corporation and Patrick Lordi.
           (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001 and incorporated by reference hereto).

10.16      Severance Agreement dated March 30, 2001 by and between DTM Corporation and Kevin McAlea.
           (Filed as Exhibit 10.4 to our Current Report on Form 8-K filed April 6, 2001 and incorporated by reference hereto).

10.17      Severance Agreement dated March 30, 2001 by and between DTM Corporation and Ronald K. Skaggs.
           (Filed as Exhibit 10.5 to our Current Report on Form 8-K filed April 6, 2001 and incorporated by reference hereto).

23.1       Consent of Independent Auditors, Ernst & Young LLP.




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Austin, Texas, on April 23, 2001.

                         DTM Corporation

                         By:        /s/ JOHN S. MURCHISON, III
                             ---------------------------------    --
                               Chief Executive Officer and President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature                                                     Title                              Date
---------                                                     -----                              -----



/s/ LAWRENCE GOLDSTEIN                                        Director                           April 23, 2001
-----------------------------------------------
Lawrence Goldstein



/s/ ANTHONY MARIOTTI                                          Director                           April 23, 2001
-----------------------------------------------
Anthony Mariotti



/s/ JOHN S. MURCHISON, III                                    Chief Executive Officer,           April 23, 2001
-----------------------------------------------               President and Director (Principal
John S. Murchison, III                                        Executive Officer)




/s/ PAUL W. MURRILL                                           Director                           April 23, 2001
-----------------------------------------------
Paul W. Murrill



/s/ THOMAS G. RICKS                                           Director                           April 23, 2001
-----------------------------------------------
Thomas G. Ricks



/s/ JAMES B. SKAGGS                                           Director                           April 23, 2001
-----------------------------------------------
James B. Skaggs



/s/ GEOFFREY W. KREIGER                                       Chief Financial Officer,           April 23, 2001
-----------------------------------------------               Treasurer and Secretary
Geoffrey W. Kreiger                                           (Principal Financial and
                                                              Accounting Officer)

                                                                    Exhibit 23.1


CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statements (Form S-8) pertaining to the Equity Appreciation Plan and the 1999 Stock Incentive Plan of DTM Corporation of our report dated January 19, 2001, with respect to the consolidated financial statements of DTM Corporation included in the Annual Report (Form 10-K) for the year ended December 31, 2000.


                                                           /s/ Ernst & Young LLP

Austin, TX
April 23, 2001