Form 10-Q
period 2001-03-31
DTM CORP /TX/
filed 2001-05-16
CIK 1014552

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001
                                      Or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from _________ to _________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

There were 7,127,642 shares of our common stock outstanding on April 27, 2001.


================================================================================

DTM Corporation
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
Part I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Statement of Income for the
             three months ended March 31, 2001 and 2000                   1

           Condensed Consolidated Balance Sheets as of
             March 31, 2001 and December 31, 2000                         2

           Condensed Consolidated Statements of Cash Flows for the
             three months ended March 31, 2001 and 2000                   3

           Notes to Condensed Consolidated Financial Statements           4

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk     18

Part II    OTHER INFORMATION

Item 1.    Legal Proceedings                                              19

Item 6.    Exhibits and Reports on Form 8-K                               19

                                    PART 1
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


DTM Corporation
Consolidated Statement of Income
Three Months Ended                            March 31,
Unaudited                                 2001        2000
                                     ----------------------------
                                       (In thousands, except per
                                            share amounts)

Revenues
  Products                              $ 7,945    $ 6,799
  Service and support                     1,677      1,354
                                     ----------------------------
                                          9,622      8,153
Cost of sales:
  Products                                4,037      3,125
  Service and support                     1,484        913
                                     ----------------------------
                                          5,521      4,038
                                     ----------------------------

Gross profit                              4,101      4,115

Operating expenses:
  Selling, general and administrative     2,917      2,696
  Research and development                  957        874
                                     ----------------------------
                                          3,874      3,570
                                     ----------------------------
Operating income                            227        545

Other income (expense):
  Interest expense, net                     (13)       (19)
  Loss on fixed asset disposals             (18)         --
                                     ----------------------------
                                            (31)       (19)
                                     ----------------------------

Income before income taxes                  196        526

Income tax expense                           64        164
                                     ----------------------------

Net income                              $   132    $   362
                                     ============================

Earnings per share:
  Basic earnings per share              $  0.02    $  0.05
  Diluted earnings per share            $  0.02    $  0.05

Weighted average shares outstanding:
  Basic                                   7,087      7,005
  Diluted                                 7,388      7,270


See accompanying notes.

DTM Corporation
Consolidated Balance Sheets
Unaudited                                      March 31,        December 31
                                                  2001              2000
                                             ------------------------------
                                                      (In thousands)
Assets
Current assets:
  Cash                                        $    1,159        $  2,529
  Accounts receivable, net                         8,221           8,411
  Inventories                                      3,907           3,643
  Prepaid expenses and other                         483             502
  Deferred income taxes                              611             611
                                             ------------------------------
  Total current assets                            14,381          15,696
Property, net                                      1,891           1,842
Capitalized software development costs, net          442             360
Patent and license fees, net                         432             489
                                             ------------------------------

Total assets                                  $   17,146        $ 18,387
                                             ==============================

Liabilities and shareholders' equity
  Current liabilities:
  Bank line of credit                         $       --        $      -
  Accounts payable                                 2,447           3,062
  Deferred revenues and customer deposits          2,330           2,432
  Employee and agent compensation                  1,021           1,582
  Income taxes                                       524             501
                                             ------------------------------
  Total current liabilities                        6,322           7,577

Shareholders' equity:
  Common stock - 7,090,989 shares
     outstanding at March 31, 2001                     1               1
  Additional paid-in capital                      54,270          54,241
  Accumulated deficit                            (43,156)        (43,288)
  Accumulated other comprehensive loss              (291)           (144)
                                             ------------------------------
  Total shareholders' equity                      10,824          10,810
                                             ------------------------------

Total liabilities and shareholders' equity    $   17,146        $ 18,387
                                             ==============================


See accompanying notes.

DTM Corporation
Consolidated Statements of Cash Flows                                       Three Months Ended
(Unaudited)                                                                      March 31,
                                                                           2001            2000
                                                                    --------------------------------
                                                                              (In thousands)
Operating activities
Net income                                                              $   132            $   362
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                            369                383
   Provision for doubtful accounts                                            -                  -
   Provision for obsolescence                                                32                 30
   Foreign currency exchange (gain)/loss                                    (68)                63
   Loss on disposal of equipment                                             18                  -
   Changes in assets and liabilities:
       Accounts receivable                                                  190               (860)
       Inventory                                                           (296)              (281)
       Prepaid expenses and other assets                                     19               (205)
       Accounts payable and accrued expenses                               (615)              (208)
       Deferred service revenues                                           (102)               114
       Income taxes                                                          23               (389)
       Employee and agent compensation                                     (561)              (650)
                                                                    ----------------------------------

Net cash provided by operating activities                                  (859)            (1,641)

Investing activities
Purchases of machinery and equipment                                       (295)              (302)
Capitalized software development costs                                     (145)               (43)
Patent and license expenditures                                             (22)               (14)
Proceeds from sale of machinery and equipment                                 1                  -
                                                                    ----------------------------------

Net cash used by investing activities                                      (461)              (359)

Financing activities
Proceeds from exercise of stock options                                      29                120
Draws on line of credit from financial institutions                         830              1,323
Repayments on credit lines                                                 (830)                 -
                                                                    ----------------------------------

Net cash provided by financing activities                                    29              1,443

Effect of foreign exchange rate changes                                     (79)              (133)
                                                                    ----------------------------------

Net change in cash                                                       (1,370)             (690)

Cash at beginning of period                                               2,529              1,505
                                                                    ----------------------------------

Cash at end of period                                                  $  1,159            $   815
                                                                    ==================================

See accompanying notes.

                                DTM Corporation

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of DTM Corporation ("DTM") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and related footnotes of the Company for the year ended December 31, 2000 as disclosed in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2001.

2.   Earnings per share

     Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share presented herein is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

                                                                 2001            2000
                                                           ---------------------------------
For the Three Months Ended March 31:
Net income (A)                                                $  132,000        $  362,000

Average shares of common stock outstanding (B)                 7,087,000         7,005,000
Dilutive effect of employee and director stock options           301,000           265,000
                                                           ---------------------------------
Common stock and common stock equivalents (C)                  7,388,000         7,270,000
                                                           =================================

Earnings per share:
     Basic (A/B)                                              $     0.02        $     0.05
     Diluted (A/C)                                            $     0.02        $     0.05



3.   Inventory

     Inventory consisted of the following:

                                                                            March 31,       December 31,
                                                                               2001             2000
                                                                       -----------------------------------
                                                                                   (In thousands)

Raw materials and purchased parts                                           $   3,516        $   2,869
Finished goods                                                                    779            1,129
                                                                       -----------------------------------
                                                                                4,295            3,998
Reserve for inventory obsolescence                                               (388)            (355)
                                                                       -----------------------------------
                                                                            $   3,907        $   3,643
                                                                       ===================================

     4.  Comprehensive Income

         Comprehensive income for the interim periods was as follows:

                                                2001            2000
                                             --------------------------
                                                    (In thousands)

For the Three Months Ended March 31:
Net income                                   $    132        $    362
Foreign currency translation                     (147)            (70)
                                             --------------------------
Comprehensive Income                         $    (15)       $    292
                                             ==========================



     5.  Contingencies

         Beginning in 1996, we initiated patent infringement litigation in France, Germany and Italy against a competitor and against one of that competitor's customers. In this interim period, the German judge received the report from an expert hired to advise the court on the technical issues. In 1997, we also initiated patent infringement litigation in Japan against the same competitor's distributor in the Pacific Rim. In September 1999, the Japanese court issued a preliminary injunction barring sale of the competitor's infringing product in Japan. In this interim period, the Tokyo High Court ruled that the rulings of the Japanese Patent Office were in error. We are appealing this to the Tokyo Supreme Court. It is not possible at this time to predict the final outcome of the proceedings in Japan or the proceedings throughout Europe.

         For several years, this same competitor has alleged that our products are infringing on patents that it licenses from a third-party. In December 2000, this competitor filed a patent infringement suit against us in federal court in California. They allege that we have infringed and continue to infringe certain U.S. patents. In a February 2001 press release, this competitor claimed damages of $20 million. It is not possible at this time to predict the final outcome of these proceedings.

     6.  Common Stock

         Activity in the interim period in DTM's common stock was as follows:

                                                                      Shares
                                                                   Outstanding
                                                                  -------------
Issued and outstanding at the beginning of the year                   7,076,780
Shares issued under stock plans                                          14,209
                                                                  -------------
Issued and outstanding at March 31, 2001                              7,090,989
                                                                  =============



         At March 31, 2001, there were 1,114,746 shares of common stock reserved for issuance in connection with the 1999 Stock Option Plan (883,015 shares) and for exercise of outstanding options issued in connection with a prior plan (231,731 shares).

         Beginning in April 1999, we have retained an affiliate of one of our major shareholders to perform certain financial advisory services. These related party fees are included in selling, general and administrative expenses and amounted to $29,000 and $36,000 in the three-month periods ended March 31, 2001 and 2000, respectively.

     7.  Stock Options

         A summary of the stock option activity, and related information for the interim period is as follows:

                                                           2001
                                              ----------------------------------
                                                                    Weighted
                                                               Average Exercise
                                               Stock Options         Price
                                              ----------------------------------

Outstanding at beginning of year                  953,834          $  2.517
  Granted at fair market value                     75,000             3.479
  Exercised                                       (14,209)            2.157
  Canceled                                           (724)            7.239
                                              ----------------------------------
Outstanding at March 31, 2001                   1,013,901          $  2.590
                                              ==================================

         A summary of information about stock options outstanding and exercisable at March 31, 2001 is as follows:

        Weighted-Average                                 Weighted-Average
            Exercise                Options                  Remaining                  Options
             Price                Outstanding             Contractual Life            Exercisable
-----------------------------------------------------------------------------------------------------
         $   1.250                     276,670                   8.0                        193,666
         $   1.470                      54,000                   8.0                         18,500
         $   1.750                      47,600                   8.8                         16,660
         $   2.000                      85,000                   6.8                         85,000
         $  2.0625                      48,600                   7.1                         34,012
         $   2.230                     221,997                   6.1                        221,997
         $   2.438                       5,000                   9.1                              -
         $   2.500                      13,000                   9.2                              -
         $   3.125                      25,900                   9.8                              -
         $   3.375                      25,100                   9.9                              -
         $   3.500                      75,000                   9.7                              -
         $   3.625                      14,900                   8.9                          5,215
         $   3.969                      24,000                   9.8                              -
         $   5.250                      38,400                   9.5                              -
         $   8.030                      49,000                   6.1                         49,000
         $  13.530                       6,908                   6.1                          6,908
         $  14.670                       2,826                   6.1                          2,826
                                  ------------                                       --------------
                                     1,013,901                                              633,784
                                  ============                                       ==============

     8.  Geographic and Customer Information

     We operate in one industry segment: the development, manufacturing and service of selective laser sintering systems and related products. Operations outside of the United States consist principally of sales, marketing and customer support. Revenues are attributed to geographic areas based upon the location of the customers. The following is a summary of geographic area data for the interim periods:

                                                   2001             2000
                                              --------------------------------
                                                       (In thousands)
For the Three Months Ended March 31:
Revenues from external customers:
  North America                                  $    3,520       $    4,176
  Europe                                              4,759            2,917
  Pacific Rim                                         1,343            1,060
                                              --------------------------------
                                                 $    9,622       $    8,153
                                              ================================


     9.  Tender Offer By 3D Systems Corporation

         3D Systems Corporation (Nasdaq:TDSC) has made a tender offer to purchase all of the outstanding shares of common stock of DTM for $5.80 per share in cash. 3D has set May 29, 2001 as the tender offer deadline. 3D's offer is conditioned upon it receiving tenders for 67% of our shares by the deadline and its ability to close the financing necessary to fund the transaction. 3D has announced that it has received a commitment from a bank for a loan sufficient to allow it to fund this transaction.

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

Results Of Operations

     Key operating results for interim periods of 2001 versus the comparable periods in 2000 are summarized as follows:

                                     2001       2000          2001 vs. 2000
                                     ----       ----          -------------
                                     (In thousands, except per share amounts)

First Quarter Ended March 31:
Revenues                            $9,622     $8,153   Up $1,469    Up 18.0%
Operating income                      $227       $545   Down $318    Down 58.4%
Net income                            $132       $362   Down $230    Down 63.5%
Diluted earnings per share           $0.02      $0.05   Down $0.03   Down 60.0%


Comparison of the Three months ended March 31, 2001 to the Three months ended March 31, 2000

     Revenues. Revenues increased 18.0% to $9.6 million in the first quarter of 2001, compared to $8.2 million in the first quarter of 2000. The components of revenues were as follows:

                                     2001       2000        2001 vs. 2000
                                     ----       ----        -------------
                                     (In thousands, except per share amounts)

First Quarter Ended March 31:
Machines and accessories            $4,429     $4,033   Up $396      Up  9.8%
Sintering materials                 $3,516     $2,766   Up $750      Up 27.1%
Services and support                $1,677     $1,354   Up $323      Up 23.9%

System volume in machine and
accessories
  Revenues                              17         15   Up  2        Up 13.3%
Average systems in the field           396        315   Up 81        Up 25.7%


     Machine and accessories revenues increased due to increased unit volume. Sales of powdered sintering materials increased faster than the rise in average installed base, primarily due to greater consumption rates in the installed base. Services and support revenues increased somewhat less than the rise in average installed base. Our international revenues for the first quarter of 2001 were $6.1 million or 63.4% of total revenues, compared to 48.8% in the first quarter of 2000. Our revenues derived form North America customers contracted by 15.7% in the first quarter of 2001 compared to the first quarter of 2000.

     Revenues in past periods may not be indicative of revenues in the future, which may be affected by other business environment and risk factors discussed below, as well as other factors included elsewhere herein.

     Gross Profit. Gross profit was $4.1 million, or 42.6% of revenue, in the first quarter of 2001, compared to $4.1 million, or 50.5% of total revenue, in the first quarter of 2000. A program to expedite delivery of certain sintering materials from our supplier in Europe to our facilities in Austin negatively impacted product margins. This program to use expedited delivery was put in place to address tightness in supplies. We returned to more normal delivery practices in the second quarter of 2001. Product margins were also negatively impacted by supplier price increases in our plastic sintering materials. Product margins were benefited by higher-margin sintering materials revenues becoming a larger portion of product revenues. Service and Support gross margins decreased from the prior year period due to investments we have made to improve our response times and capabilities to address the low-volume manufacturing opportunities. In addition, service margins were negatively impacted in the first quarter of 2001 by higher than anticipated parts costs.

     There is a risk that the increasing strength of the U.S. dollar may cause gross margin percentages to decline. Other factors, including pricing pressures internationally and changes in material and labor costs, may also have an adverse effect on gross margins. Past gross margins are not necessarily indicative of future gross margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.9 million, or 30.3% of revenues, in the first quarter of 2001, compared to $2.7 million, or 33.1% of revenues, in the first quarter of 2000. Selling, general and administrative expenses may vary as a percentage of revenues in the future.

     Research and Development Expenses. Research and development expenses were $957,000, or 10.0% of revenues in the first quarter of 2001, compared to $874,000, or 10.7% of revenues, in the first quarter of 2000. In 2001, we are focusing on specific development initiatives directed at manufacturing applications and direct metal parts. Should the planned increase in revenues not support the planned increase in research and development, which is targeted to a level below 10% of revenues, we will attempt to delay the planned investments. Research and development expense may increase in absolute dollars in future periods, and such expenditures may vary as a percentage of sales. There can be no assurance that our research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be affected by other factors.

     Interest Expense. Net interest expense for the first quarter of 2001 was $13,000, compared to interest expense of $19,000 for the first quarter of 2000.

     Income Taxes. The estimated effective tax rate in the first quarter of 2001 was 32.7%, compared to 31.2% in the first quarter of 2000.

     As a result of the February 1999 change in control of DTM, utilization of net operating loss carry forwards will be subject to additional annual limits of approximately $500,000. At December 31, 2000, we had approximately $6.8 million of federal net operating loss carry forwards. These net operating loss carry forwards begin to expire in 2002. We have not recognized any benefit from the future use of loss carry forwards for these periods due to uncertainties regarding the realization of deferred tax assets based upon the taxable earnings history. At December 31, 2000, we also had other long-term deferred tax assets totaling $1.3 million that also are fully reserved for the same reason.

     Net Income. We had net income of $132,000 in the first quarter of 2001, compared to net income of $362,000 in the first quarter of 2000. This $230,000 decrease was primarily due increases in our cost of sales relating to our plastic sintering materials and service and support.

Liquidity and Capital Resources

     At March 31, 2001, we had a cash balance of $1.2 million and had $3.5 million available under our line of credit.

     During the three months ended March 31, 2001, operating activities used $859,000 in net cash, compared to a use of $1.6 million in the comparable period of 2000.

     Accounts receivable, less allowance, represented approximately 76 days of quarter sales at March 31, 2001, compared to 64 days at December 31, 2000. Inventory, less allowance, represented approximately 64 days on hand at March 31, 2001, compared to 56 days at December 31, 2000.

     Investing activities include expenditures for patents and licenses, capitalized software costs and furniture and equipment, principally consisting of our Sinterstation Systems built for internal use. For 2001, we have incurred $461,000 of capital expenditures, compared to $359,000 in the comparable period of 2000.

     DTM has a $3.5 million secured line of credit through May 2001. The interest rate is 1.5% over prime. Customer remittances are applied against any outstanding loans. At March 31, 2001, the borrowing base exceeded the loan limit, and there was no loan outstanding.

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

CERTAIN RISKS THAT MAY CAUSE THE PURCHASE OF OUR SHARES BY 3D SYSTEMS
---------------------------------------------------------------------
CORPORATION TO BE DELAYED OR TO FALL THROUGH
--------------------------------------------

The Merger Is Subject To Conditions. If these Conditions Are Not Met, the Acquirer May Decide Not Buy DTM Shares Or Reimburse Us For Our Expenses.

     3D Systems Corporation (Nasdaq:TDSC) and DTM Corporation announced on April 3, 2001 that the companies had signed a definitive merger agreement under which 3D Systems will attempt to purchase all of the outstanding shares of common stock of DTM for $5.80 per share in cash in a tender offer. This price represents a substantial premium over the $3.50 trading range that existed just prior to the merger announcement.

     The ability of the parties to consummate the tender offer and the other transactions contemplated by the merger agreement are subject to a number of significant risks and uncertainties. In particular, in the event that 3D Systems fails to maintain financing commitments in an amount sufficient to fund the acquisition and provide for its ongoing working capital needs, 3D Systems would be unable to complete the tender offer. Such failure to complete the tender offer likely would cause DTM's stock price to decline to levels at or below where it was prior to the announcement of the transactions contemplated by the merger agreement. Accordingly, investors should proceed with caution before engaging in transactions in DTM's stock in contemplation of the tender offer or the merger with 3D Systems. In addition, DTM has incurred, and will continue to incur, substantial expenses in connection with the transactions contemplated by the merger agreement. Our expenses are expected to exceed $600,000 even if the merger does not go through. In the event that 3D Systems fails to obtain sufficient financing to complete the tender offer, 3D Systems would not be obligated to reimburse DTM for such expenses. As a result, DTM's operating results and financial condition, both in current and future periods, would be adversely affected.

Regulatory Authorities May Delay Or Stop The Merger.

     The Antitrust Division of the United States Department of Justice has contacted us seeking information about the offer and the merger. The Antitrust Division lawyers have indicated that their inquiry is directed to whether there are likely to be any anticompetitive effects resulting from the transaction. We are cooperating fully with the inquiry.

     The Antitrust Division and the Federal Trade Commission frequently scrutinize the legality under the antitrust laws of transactions such as the proposed acquisition of DTM. At any time before or after the acquisition of the shares of common stock of DTM pursuant to the offer, the Antitrust Division or the Federal Trade Commission could take any action under the antitrust laws that it deems necessary or desirable in the public interest, including seeking to enjoin the purchase of the shares pursuant to the offer or the consummation of the merger or seeking the divestiture of shares acquired by 3D or the divestiture of substantial assets of DTM, or its subsidiaries, or 3D. Private parties may also bring legal action under the antitrust laws under certain circumstances. We cannot assure you that a challenge to the offer on antitrust grounds will not be made or, if a challenge is made, of the result of that challenge.


Certain Parties Have Filed a Lawsuit Against Us Seeking, Among Other Relief, To Stop The Merger and We May Incur Substantial Costs Defending This and Any Other Similar Lawsuit.


     On April 6, 2001, a purported class action lawsuit under the caption Spinner v. Goldstein was filed in the 200th Judicial District Court of Travis County, Austin, Texas, naming us, certain of our directors and 3D Systems Corporation as defendants. The complaint was amended on May 2, 2001. The complaint as amended asserts that the $5.80 cash consideration to be paid in the merger is inadequate and does not represent the value of the assets and the future prospects of DTM. The amended complaint also alleges that the individual defendants breached their fiduciary obligations to the public shareholders of DTM in approving the merger agreement and that the tender offer documents distributed to the shareholders of DTM in connection with the tender fail to disclose material information.

     The complaint seeks, among other things, preliminary and permanent injunctive relief prohibiting us from consummating the merger, and if the merger is consummated, an order rescinding the merger and awarding damages to the purported class. The complaint also seeks unspecified damages, attorney fees and other relief. The plaintiffs have requested document production from 3D Systems Corporation and us on an expedited basis. None of the defendants have filed an answer to the complaint.

     We have reached an agreement in principle with the representative of the purported class in this lawsuit, providing for the settlement of the action. The terms of the settlement are confidential, but, in general, are not expected to have a material adverse effect on us or otherwise delay the completion of the offer or the merger. In connection with the agreement, the plaintiff has cancelled his request for expedited discovery. At the date of this filing, we have not yet entered into a written agreement embodying the terms of our understanding but expect to do so shortly. We cannot assure you that we will enter into an agreement to settle the class action or that any written agreement entered into to settle the action will reflect the terms of our agreement in principle. If we do not settle the action, a court may determine to enjoin the offer and the merger or subject us to an adverse judgment in a substantial amount. In addition, the litigation process is costly and may divert management's attention from our daily operations. If a court permanently enjoins the offer or requires us to pay damages, we will not be entitled to recoup our transaction costs associated with the offer and our business may be materially adversely affected. Alternatively, if a court temporarily enjoins the offer, we also may incur substantial litigation costs, the closing of the offer and merger will be delayed, which will increase our transaction costs and our operations and financial condition may be materially adversely affected.

CERTAIN RISKS ASSOCIATED WITH OUR BUSINESS
------------------------------------------

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

     Furthermore, unrelated third parties hold many patents and pending patent applications under which we are not a licensee that relate to the design and manufacture of rapid prototyping systems and materials. If such a third party brought infringement litigation against us, and if we were not successful in defending such litigation or in obtaining a license, the business and financial performance could be materially adversely affected. EOS has filed a patent infringement suit against us in federal court in California. In a February 2001 press release related to the filing of the suit, EOS claimed damages of $20 million. Our defense in this suit will be time consuming and costly. Should we not prevail in this suit our operations will be materially affected.

We License Key Intellectual Property and We Are Currently Having a Royalty Payment Dispute with the Licensor

     The University of Texas System licenses certain key intellectual property used in the selective laser sintering process to us. As a licensee, our rights to practice the technology are not absolute. Early last year we gave notice to The University of Texas System of changes we had made in our royalty calculations to reflect business practices we adopted in the fall of 1999. We informed them that these changes had the effect of reducing the average royalty due them per machine sold. They have communicated in writing to us that they do not accept these changes. We met with representatives of The University of Texas System to provide them a better understanding of our position and of the methodologies that we now use in our calculation of royalties due them. We are currently in discussions with them to resolve our differences. The University of Texas could terminate, attempt to terminate or amend the license if we could be shown to be in material default of the terms of the license. Even if we had a basis for objection, defense of our rights as a licensee could be costly, and the outcome would be uncertain. Loss of significant rights as a licensee under this license could have a material adverse effect on our business and financial performance.

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

Our Market Is Highly Competitive

     The market for rapid prototyping systems is competitive. In marketing our Sinterstation Systems, we experience competition from many sources. Certain of our competitors are better known and have greater financial, research and development, production and marketing resources than us. Currently, the design and manufacturing applications that our products address is primarily accomplished using machining, milling and grinding equipment. The suppliers of such traditional equipment are large and numerous. Large amounts of capital have already been expended on such traditional equipment, and there exists a cultural bias to its use in many manufacturing organizations. The principal worldwide competitors in rapid prototyping are 3D Systems Corporation and Stratasys, Inc. EOS GmbH Electro Optical Systems is a significant competitor in Europe and in the Pacific Rim countries. Competition has increased as a result of the introduction of new products or product enhancements by these competitors and the entry into the industry by other companies. Increased competition has in the past resulted, and may in the future continue to result, in price reductions, reduced margins and loss of market share, all of which have materially adversely affected our business and financial results.

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

Proactive Finance Group, LLC has Significant Influence on All Shareholder Votes

     Proactive Finance Group, LLC and its affiliates currently controls approximately 49.2% of our outstanding common stock. At this percentage, Proactive could control elections of the board of directors and could control or substantially affect the outcome of most matters submitted to the shareholders for their vote or consent. Proactive could also cause, prevent or delay a change in control.

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

Our Stock Price May Be Affected when Additional Shares Are Sold

     Sales of shares of our common stock into the market by Proactive or employees exercising options could cause a decline in the price of our stock. All of the 3,509,357 shares of our common stock currently owned by Proactive are tradable, subject to the resale limitations of Rule 144, as promulgated by the U.S. Securities and Exchange Commission that are applicable to an affiliate of a company. In addition, we have granted Proactive certain demand registration rights. Also, if we propose to register any of our securities under the Securities Act of 1933, whether for our own account, for the account of other shareholders or for both, Proactive is entitled to notice of such registration and is entitled to include its shares of common stock in the registration.

     Our employees hold immediately exercisable options to purchase 633,784 shares of our common stock. We registered the issuance and the sale of the shares of common stock that would be issued upon exercise of options under the stock option plans on a Form S-8 Registration Statements. As a result, the common stock acquired by employees upon exercise of options outstanding under the stock option plans will be freely tradable (subject to compliance with certain provisions of Rule 144, in the case of our affiliates).

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

                                    PART II
                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

See notes to financial statements and Risk Factors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits

               None

      (b) Reports on Form 8-K

               The following reports on Form 8-K were filed during the quarter ended March 31, 2001:

                    REPORT DATED MARCH 16, 2001 - Item 5, Other Events. On
               January 23, 2001, our board of directors appointed Dr. Paul W. Murill to serve as a director until the next election of directors.

                    REPORT DATED APRIL 6, 2001 - Item 5, Other Events. On April
               2, 2001, we entered into an agreement and plan of merger with 3D Systems Corporation and Tiger Deals, Inc., a wholly-owned subsidiary of 3D Systems pursuant to which 3D Systems would acquire DTM in a cash tender offer. The commencement of the tender offer is subject to 3D Systems' ability to secure financing. The merger agreement provides that 3D Systems will commence a tender offer for any and all outstanding shares of DTM's common stock at a purchase price of $5.80 per share, upon the terms and subject to the conditions set forth in the merger agreement, no later than five business days after receiving financing commitments in an amount sufficient to fund the acquisition and to provide for 3D Systems' ongoing working capital needs.

                    On March 30, 2001, DTM entered into severance agreements
               with: John S. Murchison, III, DTM's Chief Executive Officer, and Geoffrey W. Kreiger, Patrick Lordi, Kevin McAlea and Ronald K. Skaggs, each of which is a Vice President of DTM.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2001

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