Form 10-Q
period 2001-06-30
DTM CORP /TX/
filed 2001-08-14
CIK 1014552

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period
     from       to

                        Commission file number: 0-20993

                                DTM CORPORATION
            (Exact name of registrant as specified in its charter)


              Texas                                   74-2487065
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


1611 Headway Circle, Building 2, Austin, Texas                  78754
 (Address of principal executive officer)                    (Zip Code)


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

There were 7,129,771 shares of our common stock outstanding on August 8, 2001.


================================================================================

DTM Corporation
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS
                                                                           PAGE
                                                                          NUMBER
                                                                          ------

Part I        FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Statement of Income for the
               three months ended June 30, 2001 and 2000                     1

              Condensed Consolidated Statement of Income for the
               six months ended June 30, 2001 and 2000                       2

              Condensed Consolidated Balance Sheets as of
               June 30, 2001 and December 31, 2000                           3

              Condensed Consolidated Statements of Cash Flows for
               the six months ended June 30, 2001 and 2000                   4

              Notes to Condensed Consolidated Financial Statements           5

Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk    19

Part II       OTHER INFORMATION

Item 1.       Legal Proceedings                                             20

Item 6.       Exhibits and Reports on Form 8-K                              20

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DTM Corporation
Consolidated Statement of Income
Three Months Ended

                                                                June 30,
Unaudited                                                 2001              2000
                                               ----------------------------------------
                                                        (In thousands, except
                                                          per share amounts)
Revenues
  Products                                             $ 9,021           $ 8,865
  Service and support                                    2,139             1,468
                                               ----------------------------------------
                                                        11,160            10,333
Cost of sales:
  Products                                               3,886             3,878
  Service and support                                    1,455               989
                                               ----------------------------------------
                                                         5,341             4,867
                                               ----------------------------------------
Gross profit                                             5,819             5,466
Operating expenses:
  Selling, general and administrative                    3,231             3,481
  Research and development                                 853               840
                                               ----------------------------------------
                                                         4,084             4,321
                                               ----------------------------------------
Operating income                                         1,735             1,145
Other income (expense):
  Interest expense, net                                    (21)              (36)
  Gain on fixed asset disposals                             87                --
                                               ----------------------------------------
                                                            66               (19)
                                               ----------------------------------------
Income before income taxes and
  extraordinary item                                     1,801             1,109
Income tax expense                                         575               346
                                               ----------------------------------------
Income before extraordinary item                         1,226               763
Extraordinary item - Merger costs                        1,031                --
                                               ----------------------------------------

Net income                                             $   195           $   763
                                               ========================================

Basic earnings per share:
  Income before extraordinary item                     $  0.17           $  0.11
  Extraordinary item                                     (0.14)               --
                                               ----------------------------------------
  Net income                                           $  0.03           $  0.11
Diluted earnings per share:
  Income before extraordinary item                     $  0.16           $  0.11
  Extraordinary item                                     (0.13)               --
                                               ----------------------------------------
  Net income                                           $  0.03           $  0.11
                                               ========================================

Weighted average shares outstanding:
  Basic                                                  7,126             7,030
  Diluted                                                7,520             7,222

See accompanying notes.

DTM Corporation
Consolidated Statement of Income
Six Months Ended                                            June 30,
Unaudited                                              2001              2000
                                               ----------------------------------------
                                                        (In thousands, except
                                                          per share amounts)
Revenues
  Products                                             $16,966           $15,664
  Service and support                                    3,816             2,822
                                               ----------------------------------------
                                                        20,782            18,486
Cost of sales:
  Products                                               7,923             7,003
  Service and support                                    2,939             1,902
                                               ----------------------------------------
                                                        10,862             8,905
                                               ----------------------------------------
Gross profit                                             9,920             9,581
Operating expenses:
  Selling, general and administrative                    6,148             6,177
  Research and development                               1,810             1,714
                                               ----------------------------------------
                                                         7,958             7,891
                                               ----------------------------------------
Operating income                                         1,962             1,690
Other income (expense):
  Interest expense, net                                    (34)              (55)
  Gain on fixed asset disposals                             69                --
                                               ----------------------------------------
                                                            35               (55)
                                               ----------------------------------------
Income before income taxes and
  extraordinary item                                     1,997             1,635
Income tax expense                                         639               510
                                               ----------------------------------------
Income before extraordinary item                         1,358             1,125
Extraordinary charge - Merger costs                      1,031                --
                                               ----------------------------------------

Net income                                             $   327           $ 1,125
                                               ========================================

Basic earnings per share:
    Income before extraordinary item                   $  0.19           $  0.16
    Extraordinary charge                                 (0.14)               --
                                               ----------------------------------------
    Net income                                         $  0.05           $  0.16
                                               ========================================
Diluted earnings per share:
    Income before extraordinary item                   $  0.18           $  0.16
    Extraordinary charge                                 (0.14)               --
                                               ----------------------------------------
    Net income                                         $  0.04           $  0.16
                                               ========================================

Weighted average shares outstanding:
  Basic                                                  7,107             7,018
  Diluted                                                7,455             7,222

See accompanying notes

DTM Corporation
Consolidated Balance Sheets
Unaudited                                            June 30,           December 31,
                                                       2001                2000
                                               ----------------------------------------
                                                            (In thousands)
Assets
Current assets:
  Cash                                                 $  1,252            $  2,529
  Accounts receivable, net                                9,912               8,411
  Inventories                                             3,888               3,643
  Prepaid expenses and other                                409                 502
  Deferred income taxes                                     611                 611
                                               ----------------------------------------
  Total current assets                                   16,072              15,696
Property, net                                             1,736               1,842
Capitalized software development costs, net                 477                 360
Patent and license fees, net                                373                 489
                                               ----------------------------------------

Total assets                                           $ 18,658            $ 18,387
                                               ========================================

Liabilities and shareholders' equity
Current liabilities:
  Bank line of credit                                  $      3   $              --
  Accounts payable                                        2,932               3,062
  Deferred revenues and customer deposits                 2,631               2,432
  Employee and agent compensation                         1,090               1,582
  Income taxes                                              959                 501
                                               ----------------------------------------
  Total current liabilities                               7,615               7,577

Shareholders' equity:
  Common stock - 7,129,771 shares
     outstanding at June 30, 2001                             1                   1
  Additional paid-in capital                             54,349              54,241
  Accumulated deficit                                   (42,961)            (43,288)
  Accumulated other comprehensive loss                     (346)               (144)
                                               ----------------------------------------
  Total shareholders' equity                             11,043              10,810
                                               ----------------------------------------

Total liabilities and shareholders' equity             $ 18,658            $ 18,387
                                               ========================================

See accompanying notes.

DTM Corporation
Consolidated Statements of Cash Flows                         Six Months Ended
(Unaudited)                                                       June 30,
                                                            2001               2000
                                                     ----------------------------------
                                                               (In thousands)
Operating activities
Income before extraordinary item                             $ 1,358            $ 1,125
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                 760                725
   Provision for doubtful accounts                                 -                  -
   Provision for obsolescence                                     81                 56
   Foreign currency exchange loss                                 19                225
   Gain on disposal of equipment                                 (69)                 -
   Changes in assets and liabilities:
      Accounts receivable                                     (1,501)            (1,625)
      Inventory                                                 (326)              (171)
      Prepaid expenses and other assets                           93                (45)
      Accounts payable and accrued expenses                     (650)              (426)
      Deferred service revenues                                  199                174
      Income taxes                                               458                (69)
      Employee and agent compensation                           (492)              (536)
                                                     ----------------------------------

Net cash used in operating activities before
  extraordinary item                                             (70)              (567)
Extraordinary charge - Merger costs                           (1,031)                 -
Accounts payable relating to merger                              520                  -
                                                     ----------------------------------
Net cash used in operating activities                           (581)              (567)

Investing activities
Purchases of machinery and equipment                            (420)              (659)
Capitalized software development costs                          (256)               (54)
Patent and license expenditures                                  (36)               (29)
Proceeds from sale of machinery and equipment                    126                 50
                                                     ----------------------------------

Net cash used by investing activities                           (586)              (692)

Financing activities
Proceeds from exercise of stock options                          108                156
Draws on line of credit from financial institutions            2,498              3,590
Repayments on credit lines                                    (2,495)            (2,593)
                                                     ----------------------------------

Net cash provided by financing activities                        111              1,153

Effect of foreign exchange rate changes                         (221)              (258)
                                                     ----------------------------------

Net change in cash                                            (1,277)              (364)

Cash at beginning of period                                    2,529              1,505
                                                     ----------------------------------

Cash at end of period                                        $ 1,252            $ 1,141
                                                     ==================================




See accompanying notes

                                DTM Corporation

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of DTM Corporation ("DTM") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and related footnotes of the Company for the year ended December 31, 2000 as disclosed in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2001.

2.   Earnings per share

     Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share presented herein is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

3.   Inventory

     Inventory consisted of the following:


                                                                                 June 30,          December 31,
                                                                                   2001                2000
                                                                             -----------------------------------
                                                                                          (In thousands)
Raw materials and purchased parts                                                $3,089              $2,869
Finished goods                                                                    1,235               1,129
                                                                             -----------------------------------
                                                                                  4,324               3,998
Reserve for inventory obsolescence                                                 (436)               (355)
                                                                             -----------------------------------
                                                                                 $3,888              $3,643
                                                                             ===================================

4.    Comprehensive Income

      Comprehensive income for the interim periods was as follows:

                                                                                   2001                2000
                                                                             -----------------------------------
                                                                                       (In thousands)
For the Three Months Ended June 30:
Net income                                                                        $ 195              $  763
Foreign currency translation                                                        (55)                 37
                                                                             -----------------------------------
Comprehensive Income                                                              $ 140              $  800
                                                                             ===================================
For the Six Months Ended June 30:
Net income                                                                        $ 327              $1,125
Foreign currency translation                                                       (202)                (33)
                                                                             -----------------------------------
Comprehensive Income                                                              $ 125              $1,092
                                                                             ===================================

5.   Contingencies

     Beginning in 1996, we initiated patent infringement litigation in France, Germany and Italy against a competitor and against one of that competitor's customers. In this interim period, the German judge received the report from an expert hired to advise the court on the technical issues. In 1997, we also initiated patent infringement litigation in Japan against the same competitor's distributor in the Pacific Rim. In September 1999, the Japanese court issued a preliminary injunction barring sale of the competitor's infringing product in Japan. In the interim period, the Tokyo High Court ruled that the rulings of the Japanese Patent Office were in error. We are appealing this to the Tokyo Supreme Court. It is not possible at this time to predict the final outcome of the proceedings in Japan or the proceedings throughout Europe.

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

6.   Common Stock

     Activity in the interim period in DTM's common stock was as follows:

                                                                     Shares
                                                                   Outstanding
                                                                  -------------

Issued and outstanding at the beginning of the year                 7,076,780
Shares issued under stock plans                                        52,991
                                                                  -------------
Issued and outstanding at June 30, 2001                             7,129,771
                                                                  =============

     At June 30, 2001, there were 1,075,650 shares of common stock reserved for issuance in connection with the 1999 Stock Option Plan (859,625 shares) and for exercise of outstanding options issued in connection with a prior plan (216,025 shares).

     Since April 1999, we have retained an affiliate of one of our major shareholders to perform certain financial advisory services. These related party fees are included in selling, general and administrative expenses and amounted to $57,000 and $64,000 in the six-month periods ended June 30, 2001 and 2000, respectively.

7.   Stock Options

     A summary of the stock option activity, and related information for the interim period is as follows:

                                                       2001
                                         -------------------------------------
                                                                 Weighted
                                                            Average Exercise
                                          Stock Options           Price
                                         -------------------------------------

Outstanding at beginning of year             953,834              $2.517
 Granted at fair market value                 75,000               3.479
 Exercised                                   (52,991)              2.046
 Canceled                                     (3,873)              5.021
                                         -------------------------------------
Outstanding at June 30, 2001                 971,971              $2.607
                                         =====================================

     A summary of information about stock options outstanding and exercisable at June 30, 2001 is as follows:


  Weighted-Average                                                       Weighted-Average
     Exercise                            Options                             Remaining           Options
      Price                            Outstanding                        Contractual Life     Exercisable
---------------------------------------------------------------------------------------------------------------
     $  1.250                            264,220                                 7.7            184,951
     $  1.470                             54,000                                 7.9             37,000
     $  1.750                             47,600                                 8.6             16,660
     $  2.000                             77,500                                 6.5             77,500
     $  2.0625                            48,000                                 6.9             48,000
     $  2.230                            206,605                                 5.9            206,605
     $  2.438                              5,000                                 8.9              5,000
     $  2.500                             13,000                                 8.9              4,550
     $  3.125                             25,900                                 9.5                  -
     $  3.375                             24,600                                 9.7                  -
     $  3.500                             75,000                                 9.5                  -
     $  3.625                             10,225                                 8.7              3,579
     $  3.969                             24,000                                 9.6                  -
     $  5.250                             37,900                                 9.2                  -
     $  8.030                             49,000                                 5.9             49,000
     $ 13.530                              6,908                                 5.9              6,908
     $ 14.670                              2,512                                 5.9              2,512
                                       -------------                                          -----------
                                          971970                                                642,265
                                       =============                                          ===========

8.   Geographic and Customer Information

     We operate in one industry segment: the development, manufacturing and service of selective laser sintering systems and related products. Operations outside of the United States consist principally of sales, marketing and customer support. Revenues are attributed to geographic areas based upon the location of the customers. The following is a summary of geographic area data for the interim periods:

                                                                                   2001               2000
                                                                             ----------------------------------
                                                                                      (In thousands)
For the Three Months Ended June 30:
Revenues from external customers:
 North America                                                                  $ 6,205            $ 4,444
 Europe                                                                           4,045              3,924
 Pacific Rim                                                                        910              1,965
                                                                             ----------------------------------
                                                                                $11,160            $10,333
                                                                             ==================================
For the Six Months Ended June 30:
Revenues from external customers:
 North America                                                                  $ 9,725            $ 8,620
 Europe                                                                           8,804              6,841
 Pacific Rim                                                                      2,253              3,025
                                                                             ----------------------------------
                                                                                $20,782            $18,486
                                                                             ==================================

  9.    Tender Offer By 3D Systems Corporation and Extraordinary Charge

        3D Systems Corp. and DTM Corporation announced on April 3, 2001 that they have signed a definitive merger agreement under which 3D Systems would purchase all of the outstanding shares of common stock of DTM for $5.80 per share in cash. On June 6, 2001, the Antitrust Division of the U.S. Department of Justice filed a civil action to block the merger on anticompetitive grounds. 3D Systems Corporation has been extending its tender offer deadline in an attempt to negotiate the consent of the Department of Justice to allow the merger to be completed. 3D has announced that it has received a commitment from a bank for a loan sufficient to allow it to fund this transaction.

     In the quarter ended June 30, 2001, the company recorded as an expense approximately $1.0 million in transaction costs incurred in the quarter in connection with the ongoing tender offer by 3D Systems Corp. to acquire all of DTM's outstanding stock. DTM was required to expense these transaction costs because its agreements with 3D Systems do not provide for the reimbursement of DTM's expenses. At this time no tax benefit relating to these expenses has been provided as the tender offer is ongoing.

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

Overview


     DTM develops, manufactures, and markets advanced rapid prototyping and manufacturing systems that include a Vanguard and Vanguard HS. All of our systems utilize a process called SLS selective laser sintering and any of several plastic or metal SLS materials to create three-dimensional objects from CAD designs. Leading manufacturers throughout the world, in a range of industries, use SLS systems to rapidly create production-quality parts, functional prototypes, and tooling for their products. Sinterstation users can realize numerous benefits as they develop and manufacture products, including but not limited to the following:

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

     3D Systems Corp. and DTM Corporation announced on April 3, 2001 that they have signed a definitive merger agreement under which 3D Systems would purchase all of the outstanding shares of common stock of DTM for $5.80 per share in cash. On June 6, 2001, the Antitrust Division of the U.S. Department of Justice filed a civil action to block the merger on anticompetitive grounds. 3D Systems Corporation has been extending its tender offer deadline in an attempt to negotiate the consent of the Department of Justice to allow the merger to be completed. 3D has announced that it has received a commitment from a bank for a loan sufficient to allow it to fund this transaction.

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

Results Of Operations

     Key operating results for interim periods of 2001 versus the comparable periods in 2000 are summarized as follows:

                                                       2001         2000              2001 vs. 2000
                                                    --------      -------            -----------------
                                                            (In thousands, except per share amounts)
Second Quarter Ended June 30:
Revenues                                            $ 11,160      $10,333       Up $827            Up 8.00%
Operating income                                    $  1,735      $ 1,145       Up $590            Up 51.5%
Income before extraordinary Item                    $  1,226      $   763       Up $463            Up 60.7%
Extraordinary item - Merger costs                  ($  1,031)           -      Up $1,031              NM
Net Income                                          $    195      $   763      Down $568          Down 74.4%
Diluted earnings per share before
  extraordinary Item                                $   0.16      $  0.11      Up $0.05            Up 45.5%
Extraordinary Item - Merger Costs                  ($   0.13)           -      Up $0.13               NM
Net Income                                          $   0.03      $  0.11     Down $0.08          Down 72.7%

Six Months Ended June 30:
Revenues                                            $ 20,782      $18,486      Up $2,296           Up 12.4%
Operating income                                    $  1,962      $ 1,690       Up $272            Up 16.1%
Income before extraordinary Item                    $  1,358      $ 1,125       Up $233            Up 20.7%
Extraordinary item - Merger costs                  ($  1,031)           -      Up $1,031              NM
Net Income                                          $    327      $ 1,125      Down $798          Down 70.9%
Diluted earnings per share before
  extraordinary Item                                $   0.18      $  0.16      Up $0.02            Up 12.5%
Extraordinary Item - Merger Costs                  ($   0.14)           -      Up $0.14               NM
Net Income                                          $   0.04      $  0.16     Down $0.12      Down 75.0%

Comparison of the Three months ended June 30, 2001 to the Three months ended June 30, 2000

     Revenues. Revenues increased 8.0% to $11.2 million in the second quarter of 2001, compared to $10.3 million in the second quarter of 2000. The components of revenues were as follows:

                                                        2001        2000              2001 vs. 2000
                                                      ------      ------           -----------------
                                                           (In thousands, except per share amounts)
Second Quarter Ended June 30:
Machines and accessories                              $5,308      $6,094     Down  $786      Down 12.9%
Sintering materials                                   $3,713      $2,771     Up    $942      Up   34.0%
Services and support                                  $2,139      $1,468      Up   $671      Up   45.7%

System volume in machine and accessories
    Revenues                                              19          21      Down    2          Down 9.5%
Average systems in the field                             415         335       Up   80           Up   23.9%

     Machine and accessories revenues decreased due to a decrease in unit volume. Sales of powdered sintering materials increased faster than the rise in average installed base, primarily due to greater consumption rates in the installed base. Our international revenues for the second quarter of 2001 were $4.9 million or 44.4% of total revenues, compared to $5.9 million or 57.0% of total revenues in the second quarter of 2000. This decrease of 15.9% in international revenues is due to the price compression of our systems sold in Europe, the negative impact of the softening of the Euro to the Dollar, and the downturn of the economy in the Asia Pacific Rim Region. Our revenues derived from North America customers increased by 29.7% in the second quarter of 2001 compared to the second quarter of 2000. This increase is primarily due to the increase of unit sales in North America.

     Revenues in past periods may not be indicative of revenues in the future, which may be affected by other business environment and risk factors discussed below, as well as other factors included elsewhere herein.

     Gross Profit. Gross profit was $5.8 million, or 52.1% of revenue, in the second quarter of 2001, compared to $5.5 million, or 52.9% of total revenue, in the second quarter of 2000. Product margins were also negatively impacted by 4.1% because supplier price increases in our plastic sintering materials. Product margins were benefited because of higher-margin sintering materials revenues becoming a larger portion of product revenues. Service and Support gross margins were steady from the prior year period due to investments we have made to improve our response times and capabilities to address the low-volume manufacturing opportunities.

     There is a risk that the increasing strength of the U.S. dollar may cause gross margin percentages to decline. Other factors, including pricing pressures internationally and changes in material and labor costs, may also have an adverse effect on gross margins. Past gross margins are not necessarily indicative of future gross margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.2 million, or 29% of revenues, in the second quarter of 2001, compared to $3.5 million, or 33.7% of revenues, in the second quarter of 2000. Selling, general and administrative expenses may vary as a percentage of revenues in the future.

     Research and Development Expenses. Research and development expenses were $853,000, or 7.6% of revenues in the second quarter of 2001, compared to $840,000, or 8.1% of revenues, in the second quarter of 2000. In 2001, we are focusing on specific development initiatives directed at manufacturing applications and direct metal parts. Should the planned increase in revenues not support the planned increase in research and development, which is targeted to a level below 10% of revenues, we will attempt to delay the planned investments. Research and development expense may increase in absolute dollars in future periods, and such expenditures may vary as a percentage of sales. There can be no assurance that our research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be affected by other factors.

     Interest Expense. Net interest expense for the second quarter of 2001 was $21,000, compared to interest expense of $36,000 for the second quarter of 2000.

    Income Taxes. The estimated effective tax rate in the second quarter of 2001 was 31.9%, compared to 31.2% in the second quarter of 2000.

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

     Income Before Extraordinary Item. We had income before extraordinary item of $1,226,000 in the second quarter of 2001, compared to income before extraordinary item (net income) of $763,000 in the second quarter of 2000. This is an increase of 61.1% of prior period and is primarily attributable to increased sales and control of our operating expenses.

     Net Income. We had net income of $195,000 in the second quarter of 2001, compared to net income of $763,000 in the second quarter of 2000. This $568,000 decrease was due to the extraordinary item charge of merger costs that were incurred in the second quarter 2001.

Liquidity and Capital Resources


     At June 30, 2001, we had a cash balance of $1.2 million and had $4.5 million available under our line of credit.

     During the six months ended June 30, 2001, operating activities used $70,000 in net cash, exclusive of the merger expenses, compared to a use of $567,000 in the comparable period of 2000. During the three months ended June 30, 2001, merger expenses used an additional $511,000 of net cash.

     Accounts receivable, less allowance, represented approximately 80 days of quarter sales at June 30, 2001, compared to 64 days at December 31, 2000. Inventory, less allowance, represented approximately 66 days on hand at June 30, 2001, compared to 56 days at December 31, 2000.

     Investing activities include expenditures for patents and licenses, capitalized software costs and furniture and equipment, principally consisting of our SLS Systems built for internal use. For 2001, we have incurred $586,000 of capital expenditures, compared to $692,000 in the comparable period of 2000.

     DTM has a $4.5 million secured line of credit through May 2002. The interest rate is 1.25% over prime. Customer remittances are applied against any outstanding loans. At June 30, 2001, the borrowing base exceeded the loan limit, and there was a $3,000 loan outstanding.

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

     The ability of the parties to consummate the tender offer and the other transactions contemplated by the merger agreement are subject to a number of significant risks and uncertainties. In particular, in the event that 3D Systems fails to maintain financing commitments in an amount sufficient to fund the acquisition and provide for its ongoing working capital needs, 3D Systems would be unable to complete the tender offer. Such failure to complete the tender offer might cause DTM's stock price to decline to levels at or below where it was prior to the announcement of the transactions contemplated by the merger agreement. Accordingly, investors should proceed with caution before engaging in transactions in DTM's stock in contemplation of the tender offer or the merger with 3D Systems. In addition, DTM has incurred, and will continue to incur, substantial expenses in connection with the transactions contemplated by the merger agreement. Our expenses are expected to exceed $1.0 million even if the merger does not go through. In the event that 3D Systems fails to obtain sufficient financing to complete the tender offer, 3D Systems would not be obligated to reimburse DTM for such expenses. As a result, DTM's operating results and financial condition, both in current and future periods, would be adversely affected.

Regulatory Authorities Have Stopped The Merger.

     On June 6, 2001 the Antitrust Division of the United States Department of Justice filed a civil action to permanently enjoin the acquisition of DTM by 3D Systems on antitrust grounds. 3D Systems is working with the Department of Justice in an effort to reach a settlement that would enable 3D Systems to complete the acquisition of DTM. There can be no assurance that 3D Systems will be able to reach a settlement with the Department of Justice.

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

     We have reached an agreement with the representative of the purported class in this lawsuit, providing for the settlement of the action. The terms of the settlement are confidential, but, in general, are not expected to have a material adverse effect on us or otherwise delay the completion of the offer or the merger.

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

Our Market Is Highly Competitive

     The market for rapid prototyping systems is competitive. In marketing our SLS Systems, we experience competition from many sources. Certain of our competitors are better known and have greater financial, research and development, production and marketing resources than us. Currently, the design and manufacturing applications that our products address is primarily accomplished using machining, milling and grinding equipment. The suppliers of such traditional equipment are large and numerous. Large amounts of capital have already been expended on such traditional equipment, and there exists a cultural bias to its use in many manufacturing organizations. The principal worldwide competitors in rapid prototyping are 3D Systems Corporation and Stratasys, Inc. EOS GmbH Electro Optical Systems is a significant competitor in Europe and in the Pacific Rim countries. Competition has increased as a result of the introduction of new products or product enhancements by these competitors and the entry into the industry by other companies. Increased competition has in the past resulted, and may in the future continue to result, in price reductions, reduced margins and loss of market share, all of which have materially adversely affected our business and financial results.

     While we historically have not faced competition in the supply of powdered sintering materials and services to SLS System users, we may eventually face competition upon suitability and upon price. We already experience competition for technical services to our installed base as many of our customers have technical skills and resources to effectively support the equipment without factory assistance. We may also face external competition for such technical services from other service organizations, and such competition for services will likely be based upon capability and price.

Our Operating Results Have Fluctuated Substantially from Quarter to Quarter and Are Likely to Continue

     In prior years, our revenues and operating results have varied at times substantially from quarter to quarter and may continue to do so. We typically experience a relatively long lead-time, often from six to 24 months, to complete a SLS System sale. Our combined procurement and manufacturing cycle is currently three months. Furthermore, new product introductions, seasonality of customer buying patterns and other factors can cause fluctuations in quarterly results. In prior years, these fluctuations have precluded, and may preclude again, us from managing inventories effectively from quarter to quarter.

     The failure to complete a particular SLS System sale in any given quarter may have a material adverse effect on our business and financial performance for that quarter, and quarterly fluctuations could cause a material adverse effect on the price at which our common stock trades. The tendency for a large number of our sales made during a quarter to be completed at or near the end of the quarter also hinders our ability to predict sales, control sales prices and enforce our standard terms.

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

We have Limited Product Offerings

     We currently offer two models of SLS Systems for sale. The sale of SLS Systems comprised the majority of our annual revenues. The SLS Systems are priced in excess of $250,000, and a new purchaser must also consider the ongoing operating expense commitment associated with the acquisition of such a system. In a downturn or a soft market, our dependence upon a limited range of products, as opposed to a wide range of products at different price points, has caused our financial performance to be adversely affected and may do so again.

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

We Depend on a Limited Number of Third-Party Suppliers

      We subcontract for manufacture of major SLS System components, powdered sintering materials and accessories from single-source, third-party suppliers.

     Customer demand for DuraForm, our popular powdered sintering materials, has at times come close to exceeding the supply. We have worked with our supplier to modify the suppliers manufacturing process to increase the amounts available to our customers. However, until such time that raw stock capacity is increased, which is not expected until late 2001, demand may outstrip the supply.

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

     Our employees hold immediately exercisable options to purchase 642,265 shares of our common stock. We registered the issuance and the sale of the shares of common stock that would be issued upon exercise of options under the stock option plans on a Form S-8 Registration Statements. As a result, the common stock acquired by employees upon exercise of options outstanding under the stock option plans will be freely tradable (subject to compliance with certain provisions of Rule 144, in the case of our affiliates).

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

              10.1 Amendment to Loan Agreements between Silicon Valley Bank and DTM Corporation, dated June 8, 2001

     (b) Reports on Form 8-K

          None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2001

                         DTM CORPORATION
                         (Registrant)


                                By:  /s/ John S. Murchison, III
                                     -----------------------------------------
                                         John S. Murchison, III
                                         President and Chief Executive Officer


                                By:  /s/ Geoffrey W. Kreiger
                                     -----------------------------------------
                                         Geoffrey W. Kreiger
                                         Vice President of Finance,
                                         Treasurer and Secretary

                               Index to Exhibits
                               -----------------

Number                    Description
------                    -----------

10.1 Amendment of Loan and Security Agreements between DTM Corporation and Silicon Valley Bank, dated June 8, 2001